Form 10-Q
period 1996-06-30
HYPERION TELECOMMUNICATIONS INC
filed 1996-08-20
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
         For the transition period from ______________ to _____________

                        Commission File Number: 333-06957


                        HYPERION TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                                   25-1669404
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

                       5 West Third Street
                          P.O. Box 472
                       Coudersport, PA                  16915
                       (Address of principal          (Zip code)
                       executive offices)

                                  814-274-9830
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes            No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 14, 1996, 10,000,000 shares of Common Stock, par value $0.01, of the registrant were outstanding.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                                   Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and June 30, 1996...................................................3

       Consolidated Statements of Operations - Three Months Ended June 30, 1995
               and 1996.................................................................................................4

       Consolidated Statements of Cash Flows - Three Months Ended June 30, 1995 and 1996................................5

       Notes to Interim Consolidated Financial Statements...............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................................9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................18

Item 2.  Changes in Securities..........................................................................................18

Item 3.    Defaults Upon Senior Securities..............................................................................18

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................18

Item 5.    Other Information............................................................................................18

Item 6.  Exhibits and Reports on Form 8-K...............................................................................18


SIGNATURES..............................................................................................................19

                               PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                     March 31,    June 30,
ASSETS:                                                1996         1996
                                                     --------    ---------
Current assets:
     Cash and cash equivalents                       $   --      $ 132,142
     Due from affiliates - net                           --          2,115
     Other current assets                                 282          304
                                                     --------    ---------
          Total current assets                            282      134,561

Investments                                            21,087       20,988
Property, plant and equipment - net                    12,561       14,044
Other assets - net                                      1,045        6,906
Deferred income taxes - net                               294          294
                                                     --------    ---------
          Total                                      $ 35,269    $ 176,793
                                                     ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
     Accounts payable                                $  2,529    $     492
     Due to affiliates - net                            8,707         --
     Other current liabilities                            501          511
                                                     --------    ---------
          Total current liabilities                    11,737        1,003

13% Senior Discount Notes due 2003                       --        168,620
Note payable - Adelphia                                50,855       25,855
                                                     --------    ---------
          Total liabilities                            62,592      195,478

Commitments and contingencies (Note 5)

Stockholders' equity (deficiency):
  Common stock, $.01 par value, 30,000,000 shares
    authorized and 10,000,000 shares outstanding          100          100
  Warrants                                               --         11,087
  Loans to Stockholders                                  --         (3,000)
  Accumulated deficit                                 (27,423)     (26,872)
                                                     --------    ---------
          Total stockholders' equity (deficiency)     (27,323)     (18,685)
                                                     --------    ---------
          Total                                      $ 35,269    $ 176,793
                                                     ========    =========

                     See notes to interim consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                               Three Months Ended
                                    June 30,
                                                           ---------------------
                                                              1995       1996
                                                           --------    ---------

Revenues                                                   $    686    $  1,102
                                                           --------    --------


Operating expenses:
  Network operations                                            628         859
  Selling, general and administrative                           831       1,027
  Depreciation and amortization                                 250         695
                                                           --------    --------
          Total                                               1,709       2,581
                                                           --------    --------

Operating loss                                               (1,023)     (1,479)

Other income (expense):
  Gain on sale of investment                                   --         8,405
  Interest income                                                16       1,433
  Interest expense and fees                                  (1,328)     (6,169)
                                                           --------    --------
(Loss) income before income taxes and equity in net
    loss of joint ventures                                   (2,335)      2,190

  Income tax benefit (expense)                                   19          (3)
                                                           --------    --------

(Loss)income before equity in net loss of joint ventures     (2,316)      2,187

Equity in net loss of joint ventures                           (797)     (1,636)
                                                           --------    --------

Net (loss) income                                          $ (3,113)   $    551
                                                           ========    ========

Net (loss) income per weighted average share
  of common stock                                          $  (0.31)   $   0.06
                                                           ========    ========

Weighted average shares of
  common stock outstanding (in thousands)                    10,000      10,000
                                                           ========    ========



     See notes to interim consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)
                                                              Three Months
                                                             Ended June 30,
                                                          ---------------------
                                                             1995       1996
                                                          ---------  ----------
Cash flows from operating activities:
  Net (loss) income                                        $(3,113)  $     551
    Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
        Depreciation                                           214         335
        Amortization                                            36         360
        Noncash interest expense                             1,328       4,915
        Equity in net loss of joint ventures                   797       1,636
        Gain on sale of investment                            --        (8,405)
        Change in operating assets and liabilities:
           Other assets - net                                   26         (22)
           Accounts payable and other current liabilities     (909)     (2,027)
                                                           -------   ---------
Net cash used in operating activities                       (1,621)     (2,657)
                                                           -------   ---------

Cash flows from investing activities:
  Expenditures for property, plant and equipment            (1,370)     (1,818)
  Proceeds from sale of investment                            --        11,618
  Investments in  joint ventures                            (4,020)     (4,750)
                                                           -------   ---------
Net cash (used in) provided by  investing activities        (5,390)      5,050
                                                           -------   ---------

Cash flows from financing activities:
  Proceeds from debt                                          --       163,705
  Proceeds from issuance of stock warrants                    --        11,087
  Costs associated with debt financing                        --        (6,221)
  Loans to stockholders                                       --        (3,000)
  Borrowing on (repayment of) note payable - Adelphia        5,524     (25,000)
  Advances from (to) related parties                         1,487     (10,822)
                                                           -------   ---------
Net cash provided by financing activities                    7,011     129,749
                                                           -------   ---------

Increase in cash and cash equivalents                         --       132,142

Cash and cash equivalents, beginning of period                --          --
                                                           -------   ---------

Cash and cash equivalents, end of period                   $  --     $ 132,142
                                                           =======   =========



       See notes to interim consolidated financial statements.

===============================================================================
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
===============================================================================
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


           Hyperion Telecommunications, Inc. is an 89% owned subsidiary of adelphia Communications Corporation ("Adelphia"). The accompanying unaudited interim financial statements of Hyperion Telecommunications, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended June 30, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Registration Statement No. 333-06957 on Form S-4 Amendment No. 3 filed August 12, 1996.

1.  Significant Events Subsequent to March 31, 1996:

           On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of its common stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note Payable-Adelphia, to make loans of $3,000 to certain key Company officers and to be used to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the 13% Senior Discount Notes ("Senior Discount Notes") also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

           On May 16, 1996, the Company completed the sale of its 15.7% partnership interest in TCG of South Florida ("TCG of South Florida" or the "South Florida Partnership") to Teleport Communications Group Inc. for an aggregate sales price of approximately $11,618 resulting in a pre-tax gain of approximately $8,405. As part of the transaction, the Company was released from its covenant not to compete with respect to the South Florida market. The Company plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.

           Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company has agreed to make additional capital contributions to Louisville Lightwave (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. As of June 30, 1996, the required additional capital contributions will be approximately $2,300.

           Pursuant to a Purchase Agreement dated July 25, 1996, the Company purchased general and limited partnership interests in Hyperion of Tennessee from InterMedia and Robin Media on August 1, 1996. The aggregate purchase price was approximately $5,000. As a result of this acquisition, the Company's ownership interest in this partnership was increased to 95%.

2.  Investments:
           The equity method of accounting is used to account for investments in joint ventures. Under this method, the Company's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its joint ventures. Dividends or other distributions are recorded as a reduction of the Company's investment. Investments in joint ventures accounted for using the equity method reflect the Company's equity in their underlying net assets.

The Company's nonconsolidated investments are as follows:


                                                       Ownership  March 31, June 30,
                                                       Percentage   1996      1996
                                                       ---------- --------- ---------
 Investments accounted for using the equity method:

Continental Fiber Technologies (Jacksonville)                20.0 $  4,701   $  5,399
Multimedia Hyperion Telecommunications (Wichita)             49.9    2,620      2,719
Louisville Lightwave                                         50.0      996      1,640(1)
NewChannels Hyperion Telecommunications (Albany)             50.0      999        924
NewChannels Hyperion Telecommunications (Binghamton)         20.0      504        504
NHT Partnership (Buffalo)                                    40.0    2,457      2,937
NewChannels Hyperion Telecommunications (Syracuse)           50.0    3,140      3,215
Hyperion of Harrisburg                                       50.0    1,600      1,919
Hyperion of Tennessee (Nashville)                            25.0    1,345      1,345
Alternet of Virginia (Richmond)                              37.0    3,406      3,813
New Jersey Fiber Technologies (New Brunswick)                19.7      956      1,231
TCG of South Florida                                         15.7    4,679       --
PECO-Hyperion                                                50.0     --        1,692
Other                                                     Various      497        622
                                                                  --------   --------
                                                                    27,900     27,960
Cumulative equity in net losses                                     (6,813)    (6,972)
                                                                  --------   --------
Total Investments                                                 $ 21,087   $ 20,988
                                                                  ========   ========

        (1) As discussed in Note 1, the Company has committed to make additional capital contributions of approximately $2,300 relating to the increase in its ownership percentage.

        Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding TCG of South Florida, is as follows:

                                                March 31,         June 30,
                                                  1996              1996
                                         ----------------  ----------------
        Current assets                   $         3,289   $         7,075
        Non-current assets                        79,449            85,182
        Current liabilities                        6,655             7,580
        Non-current liabilities                   19,092            19,427

                                                 Three Months Ended
                                                       June 30,
                                          ----------------------------------
                                                   1995              1996
                                          ----------------  ----------------
        Revenues                          $         1,435   $         2,651
        Net loss                                   (1,619)           (3,572)

3.  Income Taxes:

           The income tax expense for the three months ended June 30, 1996 was $3, which is comprised entirely of current tax expense.

4.  Supplemental Cash Flow Information:

           There were no cash payments made for interest for the three months ended June 30, 1995 and 1996, respectively.

5.  Commitments and Contingencies

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

- -------------------------------------------------------------------------------
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
                             (Dollars in thousands)



Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

           The following discussion and analysis should be read in conjunction with: (i) the Company's unaudited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and (ii) Form S-4 Amendment No. 3 filed August 12, 1996 ("Form S-4").

Overview

           Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended June 30, 1996. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-Q are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-Q, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

           The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its wholly-owned subsidiaries, except where the context otherwise requires. Unless specifically defined elsewhere in this document, capitalized terms should be read in conjunction with definitions as defined in the Form S-4. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 13 operating telecommunications networks owned as of June 30, 1996 by 11 Operating Companies (which, as defined herein, are (i) wholly owned subsidiaries of the Company and (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

           The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through June 30, 1996, the Company has experienced substantial growth, building from its original two partnerships which served two markets to serving 13 markets and 19 cities through its 11 Operating Companies. Since June 30, 1996, the Company has added 2 markets, 14 cities and one Operating Company. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users as well as Interchange or Long Distance Carriers ("IXCs"). The Company is also building two additional networks which are expected to serve 3 additional cities and which it will manage and operate upon their expected completion during calendar 1996. The Company believes that its strategy of utilizing Local Partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

           The Company's Operating Companies are made up of two wholly owned subsidiaries and 12 investments in which the Company owns 50% or less as of June 30, 1996. Results of the wholly owned subsidiaries are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less and the South Florida Partnership through May 16, 1996 are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies and the South Florida Partnership have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' and the South Florida Partnership's net losses, additional capital contributions to the Operating Companies and the South Florida Partnership, and distributions from the Operating Companies and the South Florida Partnership to the Company . The Company is responsible for the design, construction, management and operation of the networks owned by all of these Operating Companies and receives management fees from the Operating Companies for its management and network monitoring services. Management fees are determined by Local Partner Agreements and vary depending upon the market. Management fees are accounted for as revenues of the Company. To date, the Company's principal source of revenues has been derived through management fees from its Operating Companies.

           Since its inception, the Company, in conjunction with its Local Partners, has made substantial investments in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of June 30, 1996, the Company's networks and networks under construction had approximately 2,647 route miles, approximately 127,063 fiber miles and were connected to approximately 908 buildings in 17 markets. The Operating Companies have also installed five switches or remote modules which serve five markets and plan to deploy switches or remote switching modules in the balance of their markets by the end of 1996. The Company has built its Network Operations and Control Center (the "NOCC") in Coudersport, Pennsylvania, which provides for remote control, monitoring and diagnosis of all of the Operating Companies' networks. Funding for the development of the Operating Companies has come from investments by the Company and the Local Partners as well as from Fiber Lease Financings which enable the Company to finance the building of fiber optic plant through long-term leases. The combined capital invested through June 30, 1996 in (i) the Operating Companies' networks, (ii) investments by the Company related to the NOCC and other activities and (iii) excluding investments in the South Florida Partnership has totaled approximately $149,500.

           The Company believes that as a result of the Telecommunications Act of 1996 ("Telecommunications Act"), the potential market for its services has expanded significantly. According to the Company's analysis of Federal Communications Commission ("FCC") data and its knowledge of the industry, the Company estimates that the market for traditional access services and switched services in its existing markets is approximately $4.8 billion.

Recent Developments

           Issuance of 13% Senior Discount Notes and Warrants. On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of its common stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note Payable-Adelphia, to make loans of $3,000 to certain key Company officers and to be used to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the 13% Senior Discount Notes also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

           Sale of Partnership Investment. On May 16, 1996, the Company completed the sale of its 15.7% partnership interest in TCG of South Florida to Teleport Communications Group Inc. for an aggregate sales price of approximately $11,618 resulting in a pre-tax gain of approximately $8,405. As part of the transaction, the Company was released from its covenant not to compete with respect to the South Florida market. The Company plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.

            Other Changes in Partnership Interests. As discussed below, the Company entered into agreements pursuant to which the Company's ownership interests in certain of the Operating Partnerships have increased in three markets. These transactions are consistent with the Company's goal to own at least a 50% interest in its Operating Partnerships in the future, and where appropriate the Company may consider similar transactions from time to time in its other markets. Following the completion of these transactions, Hyperion owned at least 50% of ten of its 17 then existing markets and markets under construction.

           Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company has agreed to make additional capital contributions to its Louisville, Kentucky Operating Partnership (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. The Company estimates that as of June 30, 1996, the required additional capital contributions will be approximately $2,300.

           Pursuant to a Purchase Agreement dated July 25, 1996, the Company purchased general and limited partnership interests in the Nashville, Tennessee Operating Partnership from InterMedia and Robin Media on August 1, 1996. The aggregate purchase price was approximately $5,000. As a result of this acquisition, the Company's ownership interest in this partnership was increased to 95%.

Results of Operations

           Revenues increased 61% to $1,102 for the three months ended June 30, 1996 from $686 for the same quarter in the prior fiscal year. Growth in revenues of $326 resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees. Revenues from the Vermont Operating Company increased $74 due to increases in the customer base.

           Network operations expense increased 37% to $859 for the three months ended June 30, 1996 from $628 for the same quarter in the prior fiscal year. Substantially all of the increase was attributable to the expansion of operations at the NOCC, due to the increased number and size of the Operating Companies resulting in increased employee related costs and equipment maintenance costs.

           Selling, general and administrative expense increased 24% to $1,027 for the three months ended June 30, 1996 from $831 for the same quarter in the prior fiscal year. Corporate and NOCC overhead increased to accommodate the growth in the number of Operating Companies managed and monitored by the Company.

           Depreciation and amortization expense increased 178% to $695 during the three months ended June 30, 1996 from $250 for the same quarter in the prior fiscal year primarily as a result of increased amortization of $255 in connection with the issuance of the 13% Senior Discount Notes and Warrants, and increased depreciation resulting from higher capital expenditures at the NOCC and the wholly-owned Operating Companies.

           Gain on sale of investment recognized in the three month period ended June 30, 1996 was $8,405. On May 16, 1996 the Company completed the sale of its 15.7% partnership interest in TCG South of Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618, resulting in a pre-tax gain of $8,405.

           Interest income for the three months ended June 30, 1996 increased by $1,417 to $1,433 from $16 for the same quarter in the prior fiscal year as a result of interest earned on the proceeds of the 13% Senior Discount Notes and Warrants.

           Interest expense increased 365% to $6,169 during the three months ended June 30, 1996 from $1,328 for the same period in the prior fiscal year. The increase was directly attributable to $4,915 of interest associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

           Equity in net loss of joint ventures increased by 105% to $1,636 during the three months ended June 30, 1996 from $797 for the same quarter in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for the three months ended June 30, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

           The number of nonconsolidated Operating Companies paying management fees to the Company increased from nine at June 30, 1995 to eleven at June 30, 1996. These Operating Companies and networks under construction paid management and monitoring fees to the Company aggregating approximately $798 for the three months ended June 30, 1996, an increase of approximately $326 over the same quarter in the prior fiscal year. The Operating Companies' net losses, including networks under construction, for the three months ended June 30, 1996 aggregated approximately $3,572.

           Net income (loss) increased from ($3,113) for the three months ended June 30, 1995 to $551 for the same quarter in the current fiscal year. The increase was primarily attributable to higher interest income and the gain recognized for the sale of the Company's investment in TCG of South Florida, partially reduced by greater interest expense associated with the Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, and increased depreciation and amortization.

Supplementary Operating Company Revenue Analysis

           The Company believes that working with Local Partners to develop markets enables the Company to build larger networks in a rapid and cost effective manner. In pursuit of this strategy, the Company has entered into nine joint ventures with Local Partners where the Company owns 50% or less of each partnership or corporation. As a result of the Company's ownership position in these joint ventures, a substantial portion of the Operating Companies' results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because all of the assets, liabilities and results of operations of the Operating Companies are not presented in the Company's consolidated financial statements, financial analysis of these Operating Companies based only upon the Company's results does not represent a complete measure of the growth or operations of the Operating Companies.

           In order to provide an additional measure of the growth and performance of all of the Company's networks, management of the Company analyzes a variety of financial information. Revenues of the Operating Companies indicate the level of activity in the Company's networks. Capital expenditures of the Operating Companies along with network construction statistics, such as route miles and buildings connected, indicate the extensiveness of the Company's construction and expansion efforts in those markets. The financial information set forth below, however, may not be indicative of the Company's overall financial position.

           The Operating Companies have shown substantial growth in revenues since the Company's inception in October 1991. Total combined revenues for all Operating Companies has increased 83% from $1,601 for the quarter ended June 30, 1995 to $2,932 during the quarter ended June 30, 1996. There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.


                                   Revenues
                     --------------------------------------
                                        Three Months Ended
                                        -------------------
                       Fiscal    Fiscal   June 30,  June 30,
Cluster                  1995      1996      1995      1996
                     --------  --------  --------  --------

Northeast            $  1,492  $  3,991  $    796  $  1,271
Mid-Atlantic              288       735       175       345
Mid-south                  70       473        75       239
Other Networks          1,401     2,564       555     1,077
                     --------  --------  --------  --------
          Total      $  3,251  $  7,763  $  1,601  $  2,932
                     ========  ========  ========  ========




Liquidity and Capital Resources

           The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $1,370 and $1,818 for the three months ended June 30, 1995 and 1996, respectively. Further, investments made by the Company in nonconsolidated Operating Companies and the South Florida Partnership were $4,020 and $4,750 for the three months ended June 30, 1995 and 1996, respectively. The Company expects that it will continue to have substantial capital and investment requirements. The Company also expects to have to continue to fund operating losses as the Company develops and grows its business.

           Through June 30, 1996, Adelphia had made loans and advances totaling approximately $64,800, including accrued interest, in the Company and $6,700 in fiber network construction leased to certain Operating Companies. During April 1996, the Company repaid $37,800 of such loans and advances. In addition, Local Partners have invested approximately $57,400 as their pro rata investment in those networks. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $20,600 for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. Collectively, Adelphia's and the Company's partners' investments and the Fiber Lease Financings have totaled $149,500 from the Company's inception through June 30, 1996.

           The Company has experienced negative cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's wholly-owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow. Prior to April 15, 1996, funding of the Company's cash flow deficiency was principally accomplished through additional borrowings from Adelphia. Prior to April 15, 1996, interest and fees on this unsecured credit facility were based upon the weighted average cost of unsecured borrowings of Adelphia. The average interest rate charged for all periods through April 15, 1996 was 11.3% (excluding fees charged which were based on the amount borrowed) and 16.5% for the period since April 16, 1996.

           The Company repaid $25,000 of its indebtedness to Adelphia from the proceeds of the 13% Senior Discount Notes and Warrants on April 15, 1996. Also, as of April 15, 1996, approximately $25,900 of outstanding indebtedness owed to Adelphia was evidenced by an unsecured subordinated note due April 16, 2003, that accrues interest at 16.5% and is subordinated to the Senior Discount Notes. Interest on the subordinated note is payable quarterly in cash, through the issuance of identical subordinated notes, or in any combination thereof, at the option of the Company.

           The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments in Operating Companies in connection with: (i) the deployment of switches in all of its operating markets by the end of 1996, (ii) the expansion of existing markets and (iii) the construction and development of new markets. Expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to build networks in approximately ten additional markets by the end of 1997. The Company estimates that it will require approximately $110,000 to $115,000 to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and to make investments in existing and new Operating Companies during calendar 1996 and 1997. The Company expects that it will have adequate resources to fund such expenditures through the proceeds from the sale of the 13% Senior Discount Notes and Warrants and internal sources of funds including cash flow from operations. The Company also expects to raise additional capital through an initial public equity offering during the Company's third or fourth quarter of fiscal 1997 provided favorable market conditions exist for such an offering. There can be no assurance, however, as to the availability of funds from internal cash flow or from private or public equity markets.

           There can be no assurance as to the availability of funds from internal cash flow, the Local Partners or other external sources or as to the terms of such financings. In addition, the Senior Discount Notes provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

Regulatory and Competitive Matters

           On February 8, 1996, the Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law and is considered to be the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The Telecommunications Act will result in substantial changes in the marketplace for voice, data and video services. These changes will open the local exchange market to competition and will result in a substantial increase in the addressable market for the Company's networks. Among its more significant provisions, the Telecommunications Act (i) removes legal barriers to entry in local telephone markets, (ii) requires incumbent Local Exchange Carriers ("LECs") to "interconnect" with competitors, (iii) establishes procedures for incumbent LEC entry into new markets, such as long distance and cable television, (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers, and (v) directs the FCC to establish a subsidy mechanism for the preservation of universal service. The more significant provisions of the Telecommunications Act and certain of its possible effects are as follows:

       The Telecommunications Act removes legal barriers to entry in local telephone markets. This should enable the Company to provide a full range of services in any state while potentially increasing the level of competition the Company faces in all its markets.

       The Telecommunications Act requires incumbent LECs to "interconnect" with competitors and to provide access to certain network elements under reasonable rates, terms and conditions. It is uncertain how effective these requirements will be in promoting competition or how they will affect the Company until the FCC completes its rulemaking proceedings requiring the LECs to provide telephone number portability, dialing parity, reciprocal compensation, resale, access to rights-of-way and unbundling of network services. As described below, the FCC has issued several orders addressing these issues which are generally favorable to competitors, but these orders are subject to reconsideration and appeal.

       The Telecommunications Act establishes procedures for LEC and Bell Operating Company ("BOC") entry into new markets, including long distance and cable television service. The Company's management believes LECs are now more likely to invest in fiber optic networks and enter the video market which will generate a revenue stream previously unavailable to them. These facilities can then also be used to provide services that compete with the Company. Allowing the BOC to enter the long distance market may reduce the market share of the major long distance carriers (the Company's joint ventures' primary customers) and have adverse consequences on the Company's joint ventures' ability to generate revenues from the long distance carriers.

       The Telecommunications Act eliminates the requirement that LECs obtain FCC authorization before constructing new facilities for interstate services and limits the FCC's ability to review LEC tariff filings. The changes will increase the speed with which the LECs are able to introduce new service offerings and new pricing of existing services, thereby increasing the LEC's ability to compete with the Company.

       The Telecommunications Act requires the FCC to establish an explicit mechanism for subsidizing service to markets that are less desirable, either because of the high cost of providing service or the limited revenues that might be available. This could be advantageous to the Company or it could be beneficial to the Company's competitors depending on the geographic areas and the type of customers for which subsidies are available.

           The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. In each of the areas served by an Operating Company, services similar to those offered by the Operating Company are offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have far greater technical and financial resources and provide services that an Operating Company may not currently be authorized by state regulators to offer. Following the enactment of the Telecommunications Act, there has been significant merger activity among the BOCs which will result in competitors with even greater financial resources and geographic scope than currently faced by the Company. In addition, in many markets, the incumbent LEC currently is excused from paying license or franchise fees or pays fees materially lower than those required to be paid by the Operating Companies.

           While new business opportunities will be made available to the Company through the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the incumbent LECs with an increased degree of flexibility with regard to pricing of their services as competition increases. If the incumbent LECs elect to lower their rates and can sustain lower rates over time, this may adversely affect the revenues of the Operating Companies and the Company by placing downward pressure on the rates the Operating Companies can charge. The Company believes this effect will be offset by the increased revenues available by offering new services, but if future regulatory decisions afford the LECs excessive pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on the Company.

           Competition for the Company's and the Operating Companies' services are based on price, quality, network reliability, service features and responsiveness to customer needs. The Company believes that its management expertise, coupled with its highly reliable, state-of-the-art digital networks and back-office infrastructure, which offer significant transmission capacity at competitive prices, will allow it to compete effectively with the incumbent LECs, which may not yet have fully deployed fiber optic networks in many of the Company's target markets. The Company believes that the Operating Companies price their services at a modest discount compared to the prices of incumbent LECs while providing a higher level of customer service. The Company's networks provide diverse access routing and redundant electronics, design features not widely deployed by the incumbent LEC networks at the present time. However, as incumbent LECs continue to upgrade their networks, any competitive advantage held by the Company due to the superiority of its facilities may diminish.

           Other current or potential competitors of the Company's networks include other CLECs, IXCs, wireless telecommunications providers, microwave carriers, satellite carriers, private networks built by large end users and cable television operators or utilities in markets in which the Company has not partnered with one or the other. In many markets served by the Company, one or more CLECs already are providing service. Furthermore, the three major IXCs have announced ambitious plans to enter the local exchange market. There is no assurance that these IXCs will choose to obtain local services from the Operating Companies in the Company's markets. In addition, the Telecommunications Act requires all local exchange providers, including new entrants, to offer their services for resale. This requirement permits companies to enter the market for local telecommunications services without investing in new facilities, thereby increasing the number of likely competitors in any given market, and enables the IXCs to provide local services by reselling the service of the incumbent LEC rather than using services provided by the Company.

           On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, but it is uncertain how effective these regulations will be in promoting number portability. The Number Portability Order does not address how the costs of implementing long-term service portability will be recovered. This issue is subject to an additional comment period and is not expected to be decided until 1997.

           On August 8, 1996 the FCC released its First Report and Order and Second Report and Order and Memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection of CLEC and incumbent LEC networks and incumbent LEC pricing of unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopt a national framework for interconnection but leaves to the individual states the task of implementing the FCC's rules. Because implementation of the Local Competition Orders will be at the state level, it is uncertain how these new requirements will affect the Company. The Local Competition Orders indicate that the FCC intends to take up access charge reform as early as the fourth quarter of 1996 with new rules in place as early as the first quarter of 1997. To the extent that the Local Competition Orders reduce the ability of incumbent LECs to impose non-cost-based access charges on IXCs, the Company's competitive advantage in providing customers with access services will decrease. However, to the extent that CLECs are able to interconnect with incumbent LEC networks on favorable terms, the Company's ability to provide competitive local exchange services will increase.

===============================================================================
               HYPERION TELECOMMUNICATIONS , INC. AND SUBSIDIARIES
===============================================================================



                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     None


Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

             None

===============================================================================
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
===============================================================================



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HYPERION TELECOMMUNICATIONS, INC.
                                                      (Registrant)



Date:  August 20, 1996              By:   /s/ Timothy J. Rigas
                                        ----------------------
                                        Timothy J. Rigas
                                        Vice Chairman, Executive Vice President
                                         (authorized officer), Treasurer and
                                          Chief Financial Officer

Date:  August 20, 1996              By: /s/ Edward E. Babcock, Jr.
                                        --------------------------
                                        Chief Accounting Officer