Form 10-Q
period 1996-09-30
HYPERION TELECOMMUNICATIONS INC
filed 1996-11-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

                  Yes    X                       No
                        ----                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 14, 1996, 0 shares of Class A Common Stock, par value $0.01, and 10,000,000 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                   Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996
         and September 30, 1996.............................................3

       Consolidated Statements of Operations - Three
         and Six Months Ended September 30, 1995 and 1996...................4

       Consolidated Statements of Cash Flows - Six
         Months Ended September 30, 1995 and 1996...........................5

       Notes to Interim Consolidated Financial Statements...................6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................23

Item 2.  Changes in Securities.............................................23

Item 3.    Defaults Upon Senior Securities.................................23

Item 4.    Submission of Matters to a Vote of Security Holders.............23

Item 5.    Other Information...............................................23

Item 6.  Exhibits and Reports on Form 8-K..................................24


SIGNATURES.................................................................25

Item 1.  Financial Statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                      March 31,  September 30,
                                                         1996         1996
                                                      ---------    ---------
ASSETS:                                                           (Unaudited)
Current assets:
Cash and cash equivalents                             $    --      $ 110,595
Other current assets                                        282          532
                                                      ---------    ---------
Total current assets                                        282      111,127

Investments                                              21,087       28,120
Property, plant and equipment - net                      12,561       30,857
Other assets - net                                        1,045        7,218
Deferred income taxes - net                                 294          414
                                                      ---------    ---------
Total                                                 $  35,269    $ 177,736
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable                                      $   2,529    $   1,953
Due to affiliates - net                                   8,707          167
Other current liabilities                                   501          859
                                                      ---------    ---------
Total current liabilities                                11,737        2,979

13% Senior Discount Notes due 2003                         --        174,570
Note payable - Adelphia                                  50,855       25,855
Other debt                                                 --          1,274
                                                      ---------    ---------
Total liabilities                                        62,592      204,678

Commitments and contingencies (Note 4)

Stockholders' equity (deficiency):
Class A Common Stock, $0.01 par value, 300,000,000
shares authorized and 0 shares outstanding                 --           --
Class B Common Stock, $0.01 par value, 150,000,000
shares authorized and 10,000,000 shares outstanding         100          100
Class B Common Stock Warrants                              --         11,087
Loans to Stockholders                                      --         (3,000)
Accumulated deficit                                     (27,423)     (35,129)
                                                      ---------    ---------
Total stockholders' equity (deficiency)                 (27,323)     (26,942)
                                                      ---------    ---------
Total                                                 $  35,269    $ 177,736
                                                      =========    =========

See notes to interim consolidated financial statements.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                        Three Months Ended      Six Months Ended
                                           September 30,          September 30,
                                      ----------------------  ----------------------
                                           1995        1996        1995        1996
                                       --------    --------    --------    --------

Revenues                               $    612    $  1,175    $  1,298    $  2,277
                                       --------    --------    --------    --------


Operating expenses:
Network operations                          613         728       1,241       1,587
Selling, general and administrative         534       1,164       1,365       2,191
Depreciation and amortization               278         886         528       1,581
                                       --------    --------    --------    --------
Total                                     1,425       2,778       3,134       5,359
                                       --------    --------    --------    --------

Operating loss                             (813)     (1,603)     (1,836)     (3,082)

Other income (expense):
Gain on sale of investment                   --          --          --       8,405
Interest income                              10       1,696          26       3,129
Interest expense and fees                (1,372)     (7,108)     (2,700)    (13,277)
                                       --------    --------    --------    --------

Loss before income taxes and
equity in net loss of joint ventures     (2,175)     (7,015)     (4,510)     (4,825)

Income tax benefit                           59         120          78         117
                                       --------    --------    --------    --------

Loss before equity in net loss
of joint ventures                        (2,116)     (6,895)     (4,432)     (4,708)

Equity in net loss of joint ventures       (845)     (1,362)     (1,642)     (2,998)
                                       --------    --------    --------    --------

Net loss                               $ (2,961)   $ (8,257)   $ (6,074)   $ (7,706)
                                       ========    ========    ========    ========

Net loss per weighted average
share of common stock                  $  (0.30)   $  (0.78)   $  (0.61)   $  (0.73)
                                       ========    ========    ========    ========

Weighted average shares of
common stock outstanding
(in thousands)                           10,000      10,613      10,000      10,576
                                       ========    ========    ========    ========



See notes to interim consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)
                                                             Six Months
                                                        Ended September 30,
                                                     ------------------------
                                                         1995         1996
                                                      ---------    ---------
Cash flows from operating activities:
Net loss                                              $  (6,074)   $  (7,706)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                456          848
Amortization                                                 72          733
Noncash interest expense                                  2,700       10,865
Equity in net loss of joint ventures                      1,642        2,998
Gain on sale of investment                                   --       (8,405)
Deferred income tax benefit                                  --         (120)
Change in operating assets and liabilities:
 Other assets - net                                          59         (719)
Accounts payable and other current liabilities             (207)        (586)
                                                      ---------    ---------
Net cash used in operating activities                    (1,352)      (2,092)
                                                      ---------    ---------

Cash flows from investing activities:
Net cash used for acquisition                                --       (5,040)
Expenditures for property, plant and equipment           (3,316)     (10,680)
Proceeds from sale of investment                             --       11,618
Investments in joint ventures                            (4,763)     (13,991)
                                                      ---------    ---------
Net cash used in investing activities                    (8,079)     (18,093)
                                                      ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                           --      163,705
Proceeds from issuance of stock warrants                     --       11,087
Costs associated with debt financing                         --       (6,374)
Loans to stockholders                                        --       (3,000)
Borrowing on (repayment of) note payable - Adelphia       8,097      (25,000)
Advances from (to) related parties                        1,334       (9,638)
                                                      ---------    ---------
Net cash provided by financing activities                 9,431      130,780
                                                      ---------    ---------

Increase in cash and cash equivalents                        --      110,595

Cash and cash equivalents, beginning of period               --           --
                                                      ---------    ---------

Cash and cash equivalents, end of period              $      --    $ 110,595
                                                      =========    =========



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

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and six months ended September 30, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Registration Statement No. 333-06957 on Form S-4 Amendment No. 3 filed August 12, 1996. The results of operations for the six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending March 31, 1997.

1.  Significant Events Subsequent to March 31, 1996:

           Common Stock Changes. On October 3, 1996, the Board of Directors of the Company approved charter amendments to (i) increase the Company's authorized shares from 30,000,000 shares of Common Stock to 150,000,000 shares of Class B Common Stock, (ii) authorize 300,000,000 shares of a second class of common stock (Class A Common Stock), and (iii) reclassify each previously authorized and outstanding share of Common Stock as Class B Common Stock. Holders of the Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes. In addition, each share of Class B Common Stock is automatically convertible into one share of Class A Common Stock at the option of the holder. In the event a cash dividend is paid, the holders of the Class A Common Stock and the Class B Common Stock will be paid an equal amount per share of common stock.

           Long Term Stock Compensation Plan. On October 3, 1996, the Board of Directors and Stockholders of the Company approved the Company's 1996 Long-Term Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A Common Stock available for issuance initially will be 1,750,000. Such number is to increase each year by (1%) of outstanding shares of all classes of the Company's Common Stock, up to a maximum of 2,500,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. No stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan.

           Issuance of 13% Senior Discount Notes and Warrants. On April 15, 1996, the Company issued $329,000 in the aggregate principal amount at maturity of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of its Class B Common Stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note Payable-Adelphia and to make loans of $3,000 to certain key Company officers and will be used to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the 13% Senior Discount Notes ("13% Senior Discount Notes") also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

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

           Other Changes in Partnership Interests. Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company has agreed to make additional capital contributions to Louisville Lightwave (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. As of September 30, 1996, the required additional capital contributions were approximately $1,000.

           Pursuant to a Purchase Agreement dated July 25, 1996, the Company purchased general and limited partnership interests in Hyperion of Tennessee from InterMedia and Robin Media on August 1, 1996. The aggregate purchase price was approximately $5,000. As a result of this acquisition, the Company's ownership interest in this partnership was increased to 95%. The acquisition has been accounted for using the purchase method. Accordingly, the financial results of the acquired operations have been included in the consolidated results of the Company effective August 1, 1996.

           Time Warner Letter of Intent. Under a non-binding letter of intent with Time Warner, dated as of June 17, 1996, the Company would consolidate its investment interests in the State of New York by (i) increasing its ownership interest in the Buffalo network to 50% and in the Syracuse network to 100% and
(ii) eliminating its ownership interests in and management responsibility for the Albany and Binghamton networks. In addition, the letter of intent provides that, upon the consummation of the transaction, neither party will be subject to the non-competition provisions contained in the existing partnership agreements with respect to the markets from which they are withdrawing. The consummation of the transaction is subject to numerous terms and conditions including the negotiation and execution of definitive, binding agreements. No assurances can be given as to whether or when, or the terms upon which, such transaction will be consummated.

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

The Company's nonconsolidated investments are as follows:


                                                                       Ownership            March 31,      September 30,
                                                                      Percentage              1996             1996
                                                                    ---------------  ------------------ ------------------
        Investments accounted for using the equity method:

        Continental Fiber Technologies (Jacksonville)                      20.0       $         4,701  $            6,443
        Multimedia Hyperion Telecommunications (Wichita)                   49.9                 2,620               2,832
        Louisville Lightwave (1)                                           50.0 (1)               996               3,032
        NewChannels Hyperion Telecommunications (Albany)                   50.0                   999                 924
        NewChannels Hyperion Telecommunications (Binghamton)               20.0                   504                 504
        NHT Partnership (Buffalo)                                          40.0                 2,457               3,737
        NewChannels Hyperion Telecommunications (Syracuse)                 50.0                 3,140               3,215
        Hyperion of Harrisburg                                             50.0                 1,600               2,169
        Hyperion of Tennessee (Nashville)                                  95.0 (2)             1,345                  --
        Alternet of Virginia (Richmond)                                    37.0                 3,406               6,012
        New Jersey Fiber Technologies (New Brunswick)                      19.7                   956               1,586
        TCG of South Florida                                               15.7                 4,679                  --
        PECO-Hyperion (Philadelphia)                                       50.0                    --               4,650
        Other                                                            Various                  497                 752
                                                                                      ---------------- -------------------
                                                                                               27,900              35,856
        Cumulative equity in net losses                                                        (6,813)             (7,736)
                                                                                      ---------------- -------------------
        Total Investments                                                             $        21,087  $           28,120
                                                                                      ================ ===================


        (1) As discussed in Note 1, the Company has committed to make additional capital contributions of approximately $1,000 relating to the increase in its ownership percentage.

        (2) As discussed in Note 1, the Company increased its ownership in this partnership on August 1, 1996, and accordingly, has consolidated this investment effective August 1, 1996.

Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding TCG of South Florida and Hyperion of Tennessee for all periods, is as follows:

                                March 31,    September 30,
                                   1996           1996
                                ---------      ---------
      Current assets            $   3,262      $  11,098
      Non-current assets           74,055        112,714
      Current liabilities           6,043         11,118
      Non-current liabilities      17,718         31,868

                                     Six Months Ended
                                       September 30,
                                 ------------------------
                                    1995           1996
                                 ---------      ---------
      Revenues                  $   2,830      $   5,275
      Net loss                     (3,129)        (7,460)


3.  Supplemental Cash Flow Information:

           There were no cash payments made for interest for the six months ended September 30, 1995 and 1996, respectively.

4.  Commitments and Contingencies

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                             (Dollars in thousands)



Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

           The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and Form S-4 Amendment No. 3 filed August 12, 1996 ("Form S-4").

Overview

           Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended September 30, 1996. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-Q are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-Q, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

           The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 18 telecommunications networks (including three networks under construction) owned as of September 30, 1996 by 14 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company and (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

           The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through September 30, 1996, the Company has experienced substantial growth, building from its original two partnerships covering two networks to covering 18 networks and 33 cities through its 14 Operating Companies. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users as well as Interchange or Long Distance Carriers ("IXCs"). The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

           The Company's Operating Companies are made up of three wholly-owned subsidiaries, one majority owned subsidiary and 10 joint venture investments (through which the Company has an interest in 14 networks) in which the Company owns 50% or less as of September 30, 1996. Results of the wholly and majority owned subsidiaries are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less and the South Florida Partnership through May 16, 1996 are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies and the South Florida Partnership have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' and the South Florida Partnership's net losses, additional capital contributions to the Operating Companies and the South Florida Partnership, and distributions from the Operating Companies and the South Florida Partnership to the Company.

           The Company is responsible for the design, construction, management and operation of the networks owned by the Operating Companies and receives management fees from the Operating Companies for its management and network monitoring services. Management fees, which are generally based on the Company's cost of providing such service, are determined by local partner agreements and vary depending upon the market. Management fees are accounted for as revenues of the Company. To date, the Company's principal source of revenues has been derived through management fees from its Operating Companies, although in the future, the Company expects that majority owned Operating Companies' revenues will represent an increasing proportion of the Company's revenues.

           Since its inception, the Company, in conjunction with its local partners, has made substantial investments in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of September 30, 1996, the Company's networks and networks under construction had approximately 2,887 route miles, approximately 138,571 fiber miles and were connected to approximately 1,101 buildings. The Operating Companies have also installed six switches or remote modules which serve six markets. The Company has built its Network Operations and Control Center (the "NOCC") in Coudersport, Pennsylvania, which provides for remote control, monitoring and diagnosis of all of the Operating Companies' networks. Funding for the development of the Operating Companies has come from investments by the Company and the local partners as well as from fiber lease financings which enable the Company to finance the building of fiber optic plant through long-term leases. Excluding investments in the South Florida Partnership, the combined capital invested through September 30, 1996 by the Company and the local partners in the Operating Companies' networks, the NOCC and other activities totaled approximately $198,500.

Recent Developments

           Common Stock Changes. On October 3, 1996, the Board of Directors of the Company approved charter amendments to (i) increase the Company's authorized shares from 30,000,000 shares of Common Stock to 150,000,000 shares of Class B Common Stock, (ii) authorize 300,000,000 shares of a second class of common stock (Class A Common Stock), and (iii) reclassify each previously authorized and outstanding share of Common Stock as Class B Common Stock. Holders of the Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes. In addition, each share of Class B Common Stock is automatically convertible into one share of Class A Common Stock. In the event a cash dividend is paid, the holders of the Class A Common Stock and the Class B Common Stock will be paid an equal amount per share of common stock.

           Long Term Stock Compensation Plan. On October 3, 1996, the Board of Directors and Stockholders of the Company approved the Company's 1996 Long-Term Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (ii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A Common Stock available for issuance initially will be 1,750,000. Such number is to increase each year by (1%) of outstanding shares of all classes of the Company's Common Stock, up to a maximum of 2,500,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. No stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan.

           Issuance of 13% Senior Discount Notes and Warrants. On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of its Class B Common Stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note Payable-Adelphia and to make loans of $3,000 to certain key Company officers and will be used to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the 13% Senior Discount Notes also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

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

           Other Changes in Partnership Interests. The Company recently entered into agreements pursuant to which the Company's ownership interests in certain of the Operating Companies have increased in three markets. These transactions are consistent with the Company's goal to own at least a 50% interest in its Operating Companies in the future, and where appropriate the Company may consider similar transactions from time to time in its other markets.

           Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company has agreed to make additional capital contributions to its Louisville, Kentucky Operating Partnership (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. The Company estimates that as of September 30, 1996, the required additional capital contributions were approximately $1,000.

           Pursuant to a Purchase Agreement dated July 25, 1996, the Company purchased general and limited partnership interests in the Nashville, Tennessee Operating Partnership from InterMedia and Robin Media on August 1, 1996. The aggregate purchase price was approximately $5,000. As a result of this acquisition, the Company's ownership interest in this partnership was increased to 95%.

           Time Warner Letter of Intent. Under a non-binding letter of intent with Time Warner, dated as of June 17, 1996, the Company would consolidate its Operating Companies' interests in the State of New York by (i) increasing its ownership interest in the Buffalo network to 50% and in the Syracuse network to 100% and (ii) eliminating its ownership interests in and management responsibility for the Albany and Binghamton networks. In addition, the letter of intent provides that, upon the consummation of the transaction, neither party will be subject to the non-competition provisions contained in the existing partnership agreements with respect to the markets from which they are withdrawing. The consummation of the transaction is subject to numerous terms and conditions including the negotiation and execution of definitive, binding agreements. No assurances can be given as to whether or when, or the terms upon which, such transaction will be consummated.

Results of Operations

Three Months Ended September 30, 1996 in Comparison with Three Months Ended
 September 30, 1995

           Revenues increased 92% to $1,175 for the three months ended September 30, 1996 from $612 for the same quarter in the prior fiscal year. Growth in revenues of $563 resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $327. Revenues from majority and wholly owned Operating Companies also increased approximately $236 as compared to the same quarter in the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company during the current fiscal quarter.

           Network operations expense increased 19% to $728 for the three months ended September 30, 1996 from $613 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs, and the consolidation of the Nashville Operating Company during the current fiscal quarter.

           Selling, general and administrative expense increased 118% to $1,164 for the three months ended September 30, 1996 from $534 for the same quarter in the prior fiscal year. The increase was due to both corporate and NOCC overhead cost increases resulting from growth in the number of Operating Companies managed and monitored by the Company and the impact of consolidation of the Nashville Operating Company in the current fiscal quarter.

           Depreciation and amortization expense increased 219% to $886 during the three months ended September 30, 1996 from $278 for the same quarter in the prior fiscal year primarily as a result of increased amortization of $241 of costs incurred in connection with the issuance of the 13% Senior Discount Notes and Warrants, and increased depreciation resulting from higher capital expenditures at the NOCC and the majority and wholly owned Operating Companies.

           Interest income for the three months ended September 30, 1996 increased by $1,686 to $1,696 from $10 for the same quarter in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 13% Senior Discount Notes and Warrants during the current quarter.

           Interest expense and fees increased 418% to $7,108 during the three months ended September 30, 1996 from $1,372 for the same period in the prior fiscal year. The increase was directly attributable to $5,950 of interest expense associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

           Equity in net loss of joint ventures increased by 61% to $1,362 during the three months ended September 30, 1996 from $845 for the same quarter in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for the three months ended September 30, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

           The number of nonconsolidated Operating Companies paying management fees to the Company increased from 10 at September 30, 1995 to 11 at September 30, 1996. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $736 for the three months ended September 30, 1996, an increase of approximately $327 over the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended September 30, 1996 aggregated approximately $4,310.

           Net loss increased from $2,961 for the three months ended September 30, 1995 to $8,257 for the same quarter in the current fiscal year. The increased net loss was primarily attributable to higher interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, and increased depreciation and amortization partially offset by increased interest income on investment of the proceeds from the 13% Senior Discount Notes.

Six Months Ended September 30, 1996 in Comparison with Six Months Ended
 September 30, 1995

           Revenues increased 75% to $2,277 for the six months ended September 30, 1996 from $1,298 for the same period in the prior fiscal year. Growth in revenues of $979 resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $653 over the same period in the prior fiscal year period. Revenues from majority and wholly-owned Operating Companies also increased approximately $326 as compared to same period in the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company during the current fiscal quarter.

           Network operations expense increased 28% to $1,587 for the six months ended September 30, 1996 from $1,241 for the same period in the prior fiscal year. Substantially all of the increase was attributable to the expansion of operations at the NOCC, as well as the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs.

           Selling, general and administrative expense increased 61% to $2,191 for the six months ended September 30, 1996 from $1,365 for the same period in the prior fiscal year. Corporate and NOCC overhead costs increased due to growth in the number of Operating Companies managed and monitored by the Company.

           Depreciation and amortization expense increased 199% to $1,581 during the six months ended September 30, 1996 from $528 for the same period in the prior fiscal year primarily as a result of increased amortization of $483 of costs incurred in connection with the issuance of the 13% Senior Discount Notes and Warrants, and increased depreciation resulting from higher capital expenditures at the NOCC and the wholly-owned Operating Companies.

           Interest income for the six months ended September 30, 1996 increased by $3,103 to $3,129 from $26 for the same period in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 13% Senior Discount Notes and Warrants.

           Interest expense and fees increased 392% to $13,277 during the six months ended September 30, 1996 from $2,700 for the same period in the prior fiscal year. The increase was directly attributable to $10,865 of interest expense associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

           Equity in net loss of joint ventures increased by 83% to $2,998 during the six months ended September 30, 1996 from $1,642 for the same period in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for the six months ended September 30, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

           The number of nonconsolidated Operating Companies paying management fees to the Company increased from 10 at September 30, 1995 to 11 at September 30, 1996. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,534 for the six months ended September 30, 1996, an increase of approximately $653 over the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the six months ended September 30, 1996 aggregated approximately $7,460.

           Net loss increased from $6,074 for the six months ended September 30, 1995 to $7,706 for the same period in the current fiscal year. The increase was primarily attributable to greater interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, and increased depreciation and amortization reduced by higher interest income and the gain recognized for the sale of the Company's investment in TCG of South Florida.

Supplementary Operating Company Revenue Analysis

           The Company believes that working with local partners to develop markets enables the Company to build larger networks in a rapid and cost effective manner. In pursuit of this strategy, the Company has entered into 10 joint ventures with local partners where the Company owns 50% or less of each partnership or corporation. As a result of the Company's ownership position in these joint ventures, a substantial portion of the Operating Companies' results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because all of the assets, liabilities and results of operations of the Operating Companies are not presented in the Company's consolidated financial statements, financial analysis of these Operating Companies based only upon the Company's results does not represent a complete measure of the growth or operations of the Operating Companies.

           In order to provide an additional measure of the growth and performance of all of the Company's networks, management of the Company analyzes a variety of financial information including revenues; earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"); and capital expenditures. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance. Revenues and EBITDA of the Operating Companies indicate the level of activity in the Company's networks. Capital expenditures of the Operating Companies along with network construction statistics, such as route miles and buildings connected, indicate the extensiveness of the Company's network construction and expansion efforts in those markets. The financial information set forth below, however, is not indicative of the Company's overall financial position.


                                             Revenues
                   -----------------------------------------------------------

                           Three Months Ended             Six Months Ended
                   ----------------------------   -----------------------------
                   September 30,  September 30,   September 30,   September 30,
Cluster                1995            1996            1995            1996
                    ----------      ----------      ----------      ----------

Northeast       $        927      $    1,296      $    1,723      $    2,561
Mid-Atlantic             132             467             307             812
Mid-South                116             276             191             515
Other Networks           574           1,212           1,129           2,289
                   ----------      ----------      ----------      ----------
Total           $      1,749      $    3,251      $    3,350      $    6,177
                   ==========      ==========      ==========      ==========




           There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.


                                               EBITDA
                    -----------------------------------------------------------

                         Three Months Ended              Six Months Ended
                    ----------------------------   ----------------------------
                    September 30,  September 30,   September 30,  September 30,
Cluster                  1995          1996            1995          1996
                     ----------    ----------       ----------     ----------

Northeast        $       (273)   $       43       $     (528)     $      258
Mid-Atlantic             (278)       (1,026)            (293)         (1,779)
Mid-south                (164)         (193)            (280)           (424)
Other Networks             80           431              201             684
                    ----------      --------         --------        --------
Total            $       (635)   $     (745)      $     (900)     $   (1,261)
                    ==========      ========         ========        ========



                                       Capital Expenditures
                 ------------------------------------------------------------

                     Three Months Ended                 Six Months Ended
                 ---------------------------     ----------------------------
                 September 30, September 30,     September 30,  September 30,
Cluster                1995         1996              1995           1996
                  -----------    ----------       ----------      ----------

Northeast        $      1,850    $    8,161       $    3,696      $   10,192
Mid-Atlantic            2,562        24,264            5,164          32,066
Mid-south               2,723         4,580            4,425           6,190
Other Networks          8,840         4,340           10,671           6,784
                    ---------      --------         --------        --------
          Total  $     15,975    $   41,345       $   23,956      $   55,232
                    =========      ========         ========        ========




Liquidity and Capital Resources

           The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $3,316 and $10,680 for the six months ended September 30, 1995 and 1996, respectively. Further, investments made by the Company in nonconsolidated Operating Companies and the South Florida Partnership were $4,763 and $13,991 for the six months ended September 30, 1995 and 1996, respectively. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

           Through September 30, 1996, Adelphia had made loans and advances totaling approximately $66,000, including accrued interest, to the Company and leased $1,300 in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37,800 of such loans and advances. In addition, local partners have invested approximately $67,000 as their pro rata investment in those networks. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $33,400 for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $30,800 to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, Adelphia's and the Company's partners' investments and the fiber lease financings have totaled $198,500 from the Company's inception through September 30, 1996.

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

           The Company repaid $25,000 of its indebtedness to Adelphia from the proceeds of the 13% Senior Discount Notes and Warrants on April 15, 1996. Also, as of April 15, 1996, approximately $25,900 of outstanding indebtedness owed to Adelphia was evidenced by an unsecured subordinated note due April 16, 2003, that accrues interest at 16.5% and is subordinated to the 13% Senior Discount Notes. Interest on the subordinated note is payable quarterly in cash, through the issuance of identical subordinated notes, or in any combination thereof, at the option of the Company. Interest accrued through September 30, 1996 on the amount outstanding to Adelphia totaled $2,300.

           The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and the Company's networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments in Operating Companies in connection with: (i) the deployment of switches in all of its operating markets by mid-1997, (ii) the expansion of existing markets and (iii) the construction and development of new markets. Expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with local partners. The Company estimates that it will require substantial capital to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and to make investments in existing and new Operating Companies. The Company expects that it will have adequate resources to fund such short and long term liquidity needs through the proceeds from the offering of the 13% Senior Discount Notes and Warrants, anticipated vendor financings, internal sources of funds including cash flow from operations and additional debt or equity financings as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow or from private or public equity markets.

           In addition, the Company expects that pro rata investments by the Company and its local partners, as well as fiber lease financings and anticipated vendor financings will be adequate to fund the requirements of the Operating Companies for capital expenditures, operating losses and working capital for existing networks, networks currently under construction and certain of the Company's planned additional markets during calendar year 1997 and 1998. There can be no assurance as to the availability of funds from internal cash flow, the local partners or other external sources or as to the terms of such financings. In addition, the 13% Senior Discount Notes provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

           With respect to the Company's decision not to proceed at this time with an initial public offering of Class A Common Stock, see the Company's Form 8-K filed on November 13, 1996, which is incorporated herein by reference.

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

           A number of parties have filed appeals from the FCC's August 8, 1996 First Report and Order. These appeals have been consolidated in the United States Court of Appeals for the Eighth Circuit. On October 15, 1996 the Eighth Circuit issued an order which stayed the effectiveness of key provisions of the First Report and Order. The court's decision suspended virtually all of the pricing rules established by the FCC, which include the rules requiring incumbent LECs to provide unbundled network elements and interconnection based upon a pricing methodology set by the FCC, as well as the default of proxy prices established by the FCC for network elements, interconnection, and resale at wholesale rates of incumbent LEC services. The court's decision also suspended the regulation which entitles any competitor to obtain from an incumbent LEC any interconnection term or unbundled element price at the same rates, terms, and conditions as those elements or services are available to any other competitor. Nothing in the court order prevents negotiations and arbitrations from continuing, and, despite the stay, a majority of the arbitration decisions thus far adopted by the state commissions appear to be consistent with the FCC's pricing rules. The court has scheduled arguments on the appeal cases in January 1997, with no decision expected for several months thereafter.

           On November 7, 1996, as required by the Telecommunications Act, a Federal-State Joint Board adopted recommendations to the FCC looking toward the adoption of new universal service support mechanisms. As a telecommunications service provider, the Company is a potential contributor to a federal universal service support mechanism and would be a potential recipient of funds from such a mechanism. The Company has not yet determined the impact of such a mechanism.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

         At a joint meeting of the Board of Directors and the stockholders held on October 3, 1996, the stockholders of the Company voted on and approved the following items:

         (a) The election of the following persons to comprise the full Board of Directors of the Company: John J. Rigas , Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard, Charles R. Drenning, Paul D. Fajerski and Randolph S. Fowler;

         (b) The amendment and restatement of the Company's Certificate of incorporation (see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments - Common Stock Changes"); and

         (c) The adoption of the Company's 1996 Long Term Compensation Plan (see
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments -- Long-Term Stock Compensation Plan").

         The voting on each of the above-mentioned items was as follows:

Class of Stock           Votes For                     Votes Withheld
 Class A                    --                               --
 Class B               100,000,000                           --

Item 5.  Other Information

     None

Item  6. Exhibits and Reports on Form 8-K

      (a)       Exhibits:

                Exhibit 3.1 Certificate of Incorporation of Registrant, together with all amendments thereto (Incorporated herein by reference is Exhibit 3.1 to Registrant's Registration Statement on Form 8- A, dated October 23, 1996.)

                Exhibit 3.2 Bylaws of Registrant (Incorporated herein by reference is Exhibit 3.2 to Registrant's Registration Statement on Form 8-A, dated October 23, 1996.)

                Exhibit 4.1 First Supplemental Indenture, dated as of September 11, 1996, between the Registrant and Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.2 of Registrant's Registration Statement No. 333-13663 on Form S-1.)

                Exhibit 4.2 Form of 13% Senior Discount Note (Incorporated herein by reference is Exhibit 4.3 to Registrant's Registration Statement No. 333-13663 on Form S-1.)

                Exhibit 4.3 Subordinated Note dated April 15, 1996 by the Company in favor of Adelphia (corrected) (Filed herewith.)

                Exhibit 10.01 Long-Term Compensation Plan (Incorporated herein
by reference is Exhibit 10.17 to   Registrant's Registration Statement
No. 333-13663 on Form S-1.)

                Exhibit 10.02 Registration Rights Agreement among Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, Adelphia Communications Corporation and the Company (Incorporated herein by reference is Exhibit 10.18 to Registrant's Registration Statement No. 333-13663 on Form S-1.)

                Exhibit 10.03 Registration Rights Agreement between Adelphia Communications Corporation and the Company (Incorporated herein by reference is
Exhibit 10.19 to Registrant's Registration    Statement  No. 333-13663 on
Form S-1.)

                Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)       Reports on Form 8-K:

                Form 8-Ks were filed on October 29, November 13 and November 14, 1996 which reported information under items 5 and 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HYPERION TELECOMMUNICATIONS, INC.
                                  (Registrant)



Date:  November 14, 1996                 By:   /s/ Timothy J. Rigas
                                             ----------------------
                                                   Timothy J. Rigas
                                                   Vice Chairman, Chief
                                                   Financial Officer(authorized
                                                   officer), and Treasurer


Date:  November 14, 1996                 By: /s/ Edward E. Babcock, Jr.
                                             --------------------------
                                                 Edward E. Babcock, Jr.
                                                 Vice President, Finance and
                                                 Chief Accounting Officer