Form 10-Q
period 1996-12-31
HYPERION TELECOMMUNICATIONS INC
filed 1997-02-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                For the quarterly period ended December 31, 1996

____ Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

  For the transition period from ______________ to _____________

                        Commission File Number: 333-06957


                        HYPERION TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



         Delaware                            25-1669404
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

       Main at Water Street
        Coudersport, PA                       16915-1141
      (Address of principal                   (Zip code)
        executive offices)


                           814-274-9830
        (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes    X                               No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           At February 14, 1997, 0 shares of Class A Common Stock, par value $0.01, and 10,000,000 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                                   Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and December 31, 1996...............................................3

       Consolidated Statements of Operations - Three and Nine Months Ended December 31, 1995
               and 1996.................................................................................................4

       Consolidated Statements of Cash Flows - Nine Months Ended December 31, 1995
            and 1996....................................................................................................5

       Notes to Interim Consolidated Financial Statements...............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................................11


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................24

Item 2.  Changes in Securities..........................................................................................24

Item 3.  Defaults Upon Senior Securities................................................................................24

Item 4.  Submission of Matters to a Vote of Security Holders............................................................24

Item 5.  Other Information..............................................................................................24

Item 6.  Exhibits and Reports on Form 8-K...............................................................................25


SIGNATURES..............................................................................................................26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                      March 31,  December 31,
                                                         1996         1996
                                                      ---------    ---------
ASSETS:                                                           (Unaudited)
Current assets:
Cash and cash equivalents                             $    --      $  96,378
Other current assets                                        282          843
                                                      ---------    ---------
Total current assets                                        282       97,221

Investments                                              21,087       35,362
Property, plant and equipment - net                      12,561       34,420
Other assets - net                                        1,045        7,327
Deferred income taxes - net                                 294          477
                                                      ---------    ---------
Total                                                 $  35,269    $ 174,807
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable                                      $   2,529    $   3,721
Due to affiliates - net                                   8,707          451
Other current liabilities                                   501          849
                                                      ---------    ---------
Total current liabilities                                11,737        5,021

13% Senior Discount Notes due 2003                         --        180,828
Note payable - Adelphia                                  50,855       25,855
Other debt                                                 --          1,384
                                                      ---------    ---------
Total liabilities                                        62,592      213,088

Commitments and contingencies (Note 4)

Stockholders' equity (deficiency):
Class A Common Stock, $0.01 par value, 300,000,000
shares authorized and 0 shares outstanding                 --           --
Class B Common Stock, $0.01 par value, 150,000,000
shares authorized and 10,000,000 shares outstanding         100          100
Class B Common Stock Warrants                              --         11,087
Loans to Stockholders                                      --         (3,000)
Accumulated deficit                                     (27,423)     (46,468)
                                                      ---------    ---------
Total stockholders' equity (deficiency)                 (27,323)     (38,281)
                                                      ---------    ---------
Total                                                 $  35,269    $ 174,807
                                                      =========    =========

        See notes to interim consolidated financial statements.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                      Three Months Ended        Nine Months Ended
                                           December 31,            December 31,
                                       --------------------    --------------------
                                          1995       1996        1995        1996
                                       --------    --------    --------    --------

Revenues                               $  1,198    $  1,334    $  2,496    $  3,611
                                       --------    --------    --------    --------


Operating expenses:
Network operations                          637         752       1,878       2,339
Selling, general and administrative       1,010       2,545       2,375       4,736
Depreciation and amortization               333       1,002         861       2,583
                                       --------    --------    --------    --------
Total                                     1,980       4,299       5,114       9,658
                                       --------    --------    --------    --------

Operating loss                             (782)     (2,965)     (2,618)     (6,047)

Other income (expense):
Gain on sale of investment                   --          --          --       8,405
Interest income                              --       1,190          26       4,319
Interest expense and fees                (1,478)     (7,482)     (4,178)    (20,759)
                                       --------    --------    --------    --------

Loss before income taxes and
equity in net loss of joint ventures     (2,260)     (9,257)     (6,770)    (14,082)

Income tax (expense) benefit                (20)         63          58         180
                                       --------    --------    --------    --------

Loss before equity in net loss
of joint ventures                        (2,280)     (9,194)     (6,712)    (13,902)

Equity in net loss of joint ventures     (1,509)     (2,145)     (3,151)     (5,143)
                                       --------    --------    --------    --------

Net loss                               $ (3,789)   $(11,339)   $ (9,863)   $(19,045)
                                       ========    ========    ========    ========

Net loss per weighted average
share of common stock                  $  (0.38)   $  (1.07)   $  (0.99)   $  (1.80)
                                       ========    ========    ========    ========

Weighted average shares of
common stock outstanding
(in thousands)                           10,000      10,613      10,000      10,584
                                       ========    ========    ========    ========


             See notes to interim consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                            Nine Months
                                                         Ended December 31,
                                                      ----------------------
                                                          1995         1996
                                                       ---------    ---------
Cash flows from operating activities:
Net loss                                              $  (9,863)   $ (19,045)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation                                                752        1,555
Amortization                                                109        1,028
Noncash interest expense                                  4,152       17,123
Equity in net loss of joint ventures                      3,151        5,143
Gain on sale of investment                                   --       (8,405)
Deferred income tax benefit                                 (65)        (180)
Change in operating assets and liabilities, net of effects
of acquisition:
Other assets - net                                           88       (1,019)
Accounts payable and other current liabilities            1,826        1,208
                                                      ---------    ---------
Net cash provided by (used in) operating activities         150       (2,592)
                                                      ---------    ---------

Cash flows from investing activities:
Net cash used for acquisition                                --       (5,040)
Expenditures for property, plant and equipment           (4,473)     (14,950)
Proceeds from sale of investment                             --       11,618
Investments in joint ventures                            (9,097)     (23,398)
                                                      ---------    ---------
Net cash used in investing activities                   (13,570)     (31,770)
                                                      ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                           --      163,705
Proceeds from issuance of stock warrants                     --       11,087
Costs associated with debt financing                         --       (6,374)
Loans to stockholders                                        --       (3,000)
Borrowing on (repayment of) note payable - Adelphia      11,776      (25,000)
Advances from (to) related parties                        1,644       (9,678)
                                                      ---------    ---------
Net cash provided by financing activities                13,420      130,740
                                                      ---------    ---------

Increase in cash and cash equivalents                        --       96,378

Cash and cash equivalents, beginning of period               --           --
                                                      ---------    ---------

Cash and cash equivalents, end of period              $      --    $  96,378
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

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and nine months ended December 31, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Registration Statement No. 333-06957 on Form S-4 Amendment No. 3 filed August 12, 1996 and Registration Statement No. 333-12619 on Form S-1 Amendment No. 1 filed on December 27, 1996. The results of operations for the nine months ended December 31, 1996, are not necessarily indicative of the results to be expected for the year ending March 31, 1997.

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

           Other Changes in Partnership Interests. Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company agreed to make additional capital contributions to Louisville Lightwave (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. There were no additional required capital contributions as of December 31, 1996 pursuant to this agreement.

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

           Adjustment for Corporate Shared Services from Adelphia. During the quarter ended December 31, 1996, Adelphia increased its estimate of allocated costs charged to the Company which represent costs incurred by Adelphia on behalf of the Company for the administration and operation of certain of the Company's functions. This increase caused Selling, general and administrative expenses to increase by approximately $600 for the nine months ended December 31, 1996 which has been recognized as additional expense in the quarter ended December 31, 1996. These costs include charges for office space, senior management support and shared services such as finance activities, information systems, computer services, investor relations activities, human resources, payroll and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company were to secure such services on its own.

           Write off of Costs Associated with Postponed Initial Public Offering. During the quarter ended December 31, 1996, the Company charged to Selling, general and administrative expense $650 of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996.

2.  Investments:

           The equity method of accounting is used to account for investments in joint ventures in which the Company holds less than a majority interest. Under this method, the Company's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its joint ventures. Dividends or other distributions are recorded as a reduction of the Company's investment. Investments in joint ventures accounted for using the equity method reflect the Company's equity in their underlying net assets.

The Company's nonconsolidated investments are as follows:


                                                          Ownership   March 31,   December 31,
                                                          Percentage     1996         1996
                                                          ----------- ----------------------
Investments accounted for using the equity method:

Continental Fiber Technologies (Jacksonville)                 20.0     $  4,701    $  7,202
Multimedia Hyperion Telecommunications (Wichita)              49.9        2,620       3,031
Louisville Lightwave                                          50.0(1)       996       3,985
NewChannels Hyperion Telecommunications (Albany)              50.0          999         924
NewChannels Hyperion Telecommunications (Binghamton)          20.0          504         504
NHT Partnership (Buffalo)                                     40.0        2,457       4,217
NewChannels Hyperion Telecommunications (Syracuse)            50.0        3,140       3,215
Hyperion of Harrisburg                                        50.0        1,600       3,480
Hyperion of Tennessee (Nashville)                             95.0(2)     1,345          --
Alternet of Virginia (Richmond)                               37.0        3,406       6,210
New Jersey Fiber Technologies (New Brunswick)                 19.7          956       1,773
TCG of South Florida                                          15.7(3)     4,679          --
PECO-Hyperion (Philadelphia)                                  50.0           --       9,950
Other                                                      Various          497         772
                                                                       --------    --------
                                                                         27,900      45,263
Cumulative equity in net losses                                          (6,813)     (9,901)
                                                                       --------    --------
Total Investments                                                      $ 21,087    $ 35,362
                                                                       ========    ========

(1) As discussed in Note 1, the Company increased its ownership in this partnership on May 8, 1996 to 50%.

(2) As discussed in Note 1, the Company increased its ownership in this partnership on August 1, 1996, and accordingly, has consolidated this investment effective August 1, 1996.

(3) As discussed in Note 1, the Company sold its interest in TCG of South Florida on May 16, 1996.

           Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding TCG of South Florida and Hyperion of Tennessee for all periods, is as follows:


                                 March 31,      December 31,
                                    1996            1996
                               ------------    ------------
Current assets                 $      3,262    $      7,711
Non-current assets                   74,055         129,565
Current liabilities                   6,043           7,039
Non-current liabilities              17,718          34,632


                                    Nine Months Ended
                                       December 31,
                               ----------------------------
                                    1995            1996
                               ------------    ------------
Revenues                       $      4,532    $      8,498
Net loss                             (5,821)        (11,707)


3.  Supplemental Cash Flow Information:

           There were no cash payments made for interest for the nine months ended December 31, 1995 and 1996, respectively.

4.  Commitments and Contingencies:

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.


              -------------------------------------------------

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

           The following discussion and analysis should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and audited Consolidated Financial Statements and Notes thereto appearing in Form S-4 Amendment No. 3 filed August 12, 1996 ("Form S-4") and Form S-1 Amendment No. 1 filed December 27, 1996 ("Form S-1").

Overview

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended December 31, 1996.

           The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 18 telecommunications networks (including three networks under construction) owned as of December 31, 1996 by 14 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company and (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

           The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through December 31, 1996, the Company has experienced substantial growth, building from its original two partnerships covering two networks to covering 18 networks and 33 cities through its 14 Operating Companies. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users as well as Interchange or Long Distance Carriers ("IXCs"). The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

           The Company's Operating Companies are made up of three wholly-owned subsidiaries, one majority owned subsidiary and 10 joint venture investments (through which the Company has an interest in 14 networks) in which the Company owns 50% or less as of December 31, 1996. Results of the wholly and majority owned subsidiaries are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less and the South Florida Partnership through May 16, 1996 are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies and the South Florida Partnership have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' and the South Florida Partnership's net losses, additional capital contributions to the Operating Companies and the South Florida Partnership, and distributions from the Operating Companies and the South Florida Partnership to the Company.

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

           Since its inception, the Company, in conjunction with its local partners, has made substantial investments in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of December 31, 1996, the Company's networks and networks under construction had approximately 3,162 route miles, approximately 151,782 fiber miles and were connected to approximately 1,183 buildings. The Operating Companies have also installed seven switches or remote modules which serve seven markets. The Company has built its Network Operations and Control Center (the "NOCC") in Coudersport, Pennsylvania, which provides for remote control, monitoring and diagnosis of all of the Operating Companies' networks. Funding for the development of the Operating Companies has come from investments by the Company and the local partners as well as from fiber lease financings which enable the Company to finance the building of fiber optic plant through long-term leases. Excluding investments in the South Florida Partnership, the combined capital invested through December 31, 1996 by the Company and the local partners in the Operating Companies' networks, the NOCC and other activities totaled approximately $220,000.

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

           Pursuant to a binding letter of intent with TKR Cable Company dated January 29, 1996, and a subsequent amendment to the related partnership agreement dated May 8, 1996, the Company agreed to make additional capital contributions to its Louisville, Kentucky Operating Partnership (which will also operate the network under construction in Lexington, Kentucky) and as a result has increased its partnership ownership interest to 50%. There were no additional required capital contributions as of December 31, 1996 pursuant to this agreement.

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

Results of Operations

Three Months Ended December 31, 1996 in Comparison with Three Months Ended
 December 31, 1995

           Revenues increased 11% to $1,334 for the three months ended December 31, 1996 from $1,198 for the same quarter in the prior fiscal year. Growth in revenues of $136 resulted primarily from increased revenues from majority and wholly owned Operating Companies as compared to the same quarter in the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company for the current fiscal quarter.

           Network operations expense increased 18% to $752 for the three months ended December 31, 1996 from $637 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC and the consolidation of the Nashville Operating Company for the current fiscal quarter.

           Selling, general and administrative expense increased 152% to $2,545 for the three months ended December 31, 1996 from $1,010 for the same quarter in the prior fiscal year. Of the $1,535 increase, approximately $600 was due to an increase in allocated costs from Adelphia. These costs include charges for office space, senior management support and shared services such as finance activities, information systems, computer services, investor relation activities, human resources, payroll and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company were to secure such services on its own. In addition, $650 of the increase was due to a write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996. The remainder of the increase was due to both corporate and NOCC overhead cost increases and the impact of consolidation of the Nashville Operating Company for the current fiscal quarter.

           Depreciation and amortization expense increased 201% to $1,002 during the three months ended December 31, 1996 from $333 for the same quarter in the prior fiscal year primarily as a result of increased amortization of $249 of costs incurred in connection with the issuance of the 13% Senior Discount Notes and increased depreciation resulting from higher capital expenditures at the NOCC and the majority and wholly owned Operating Companies.

           Interest income for the three months ended December 31, 1996 increased from $0 to $1,190 as a result of interest income earned on investment of the proceeds of the 13% Senior Discount Notes and Warrants during the current quarter.

           Interest expense and fees increased 406% to $7,482 during the three months ended December 31, 1996 from $1,478 for the same period in the prior fiscal year. The increase was directly attributable to $6,258 of interest expense associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

           Equity in net loss of joint ventures increased by 42% to $2,145 during the three months ended December 31, 1996 from $1,509 for the same quarter in the prior fiscal year as the nonconsolidated Operating Companies increased operations. The net losses of the Operating Companies for the three months ended December 31, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

           The number of nonconsolidated Operating Companies paying management fees to the Company increased from 10 at December 31, 1995 to 14 at December 31, 1996. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $768 for the three months ended December 31, 1996, as compared with $758 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended December 31, 1996 aggregated approximately $4,247.

           Net loss increased from $3,789 for the three months ended December 31, 1995 to $11,339 for the same quarter in the current fiscal year. The increased net loss was primarily attributable to higher interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, increased depreciation and amortization and increased Selling, general, and administrative expenses related to the increased allocated costs from Adelphia and the write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996, and was partially offset by increased interest income on investment of the proceeds from the 13% Senior Discount Notes.

Nine Months Ended December 31, 1996 in Comparison with Nine Months Ended
 December 31, 1995

           Revenues increased 45% to $3,611 for the nine months ended December 31, 1996 from $2,496 for the same period in the prior fiscal year. Growth in revenues of $1,115 resulted primarily from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $663 over the same period in the prior fiscal year. Revenues from majority and wholly-owned Operating Companies also increased approximately $326 as compared to same period in the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company.

           Network operations expense increased 25% to $2,339 for the nine months ended December 31, 1996 from $1,878 for the same period in the prior fiscal year. Substantially all of the increase was attributable to the expansion of operations at the NOCC, as well as the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs.

           Selling, general and administrative expense increased 99% to $4,736 for the nine months ended December 31, 1996 from $2,375 for the same period in the prior fiscal year. Approximately $600 of the $2,361 increase was due to an increase in the amount of allocated costs from Adelphia. These costs include charges for office space, senior management support and shared services such as finance activities, information systems, computer services, investor relation activities, payroll and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company were to secure such services on its own. In addition, $650 of the increase was due to a write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996. The remainder of the increase was due to both corporate and NOCC overhead costs increased due to growth in the number of Operating Companies managed and monitored by the Company.

           Depreciation and amortization expense increased 200% to $2,583 during the nine months ended December 31, 1996 from $861 for the same period in the prior fiscal year primarily as a result of the amortization of $732 of costs incurred in connection with the issuance of the 13% Senior Discount Notes and increased depreciation resulting from higher capital expenditures at the NOCC and the majority and wholly owned Operating Companies.

           Interest income for the nine months ended December 31, 1996 increased to $4,319 from $26 for the same period in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 13% Senior Discount Notes and Warrants.

           Interest expense and fees increased 397% to $20,759 during the nine months ended December 31, 1996 from $4,178 for the same period in the prior fiscal year. The increase was directly attributable to $17,123 of interest expense associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

           Equity in net loss of joint ventures increased by 63% to $5,143 during the nine months ended December 31, 1996 from $3,151 for the same period in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for the nine months ended December 31, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

           The number of nonconsolidated Operating Companies paying management fees to the Company increased from 10 at December 31, 1995 to 14 at December 31, 1996. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,302 for the nine months ended December 31, 1996, an increase of approximately $663 over the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the nine months ended December 31, 1996 aggregated approximately $11,707.

           Net loss increased from $9,863 for the nine months ended December 31, 1995 to $19,045 for the same period in the current fiscal year. The increase was primarily attributable to greater interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, increased depreciation and amortization, increased Selling, general, and administrative expenses related to the increased allocated costs from Adelphia and the write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996, and was reduced by higher interest income and the gain recognized for the sale of the Company's investment in TCG of South Florida.

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

           In order to provide an additional measure of the growth and performance of all of the Company's networks, management of the Company analyzes a variety of financial information including revenues; earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"); and capital expenditures. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance. Revenues and EBITDA of the Operating Companies indicate the level of operating activity in the Company's networks. Capital expenditures of the Operating Companies along with network construction statistics, such as route miles and buildings connected, indicate the extensiveness of the Company's network construction and expansion efforts in those markets. The financial information set forth below, however, is not indicative of the Company's overall financial position.

                                          Revenues
                   ------------------------------------------------------

                        Three Months Ended            Nine Months Ended
                            December 31,                December 31,
Cluster                1995          1996          1995          1996
                   ------------  ------------  ------------  ------------

Northeast          $      1,066  $      1,417  $      2,789  $      3,978
Mid-Atlantic                209           615           516         1,427
Mid-South                   115           328           306           843
Other Networks              652         1,438         1,781         3,727
                   ------------  ------------  ------------  ------------
Total              $      2,042  $      3,798  $      5,392  $      9,975
                   ============  ============  ============  ============



           There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.


                                          EBITDA
                   ------------------------------------------------------

                        Three Months Ended             Nine Months Ended
                            December 31,                   December 31,
Cluster                    1995          1996          1995          1996
                   ------------  ------------  ------------  ------------

Northeast          $       (119) $        422  $       (647) $        680
Mid-Atlantic               (208)         (651)         (501)       (2,430)
Mid-south                  (356)         (177)         (636)         (601)
Other Networks              157           285           358           969
                   ------------  ------------  ------------  ------------
Total              $       (526) $       (121) $     (1,426) $     (1,382)
                   ============  ============  ============  ============

                                    Capital Expenditures
                   ------------------------------------------------------

                        Three Months Ended           Nine Months Ended
                            December 31,                 December 31,
Cluster                  1995          1996          1995          1996
                   ------------  ------------  ------------  ------------

Northeast          $      1,174  $      2,128  $      4,870  $     12,320
Mid-Atlantic              3,938        11,255         9,102        43,321
Mid-south                 4,482         4,235         8,907        10,425
Other Networks            3,168         4,164        13,839        10,948
                   ------------  ------------  ------------  ------------
Total              $     12,762  $     21,782  $     36,718  $     77,014
                   ============  ============  ============  ============



Liquidity and Capital Resources

           The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $4,473 and $14,950 for the nine months ended December 31, 1995 and 1996, respectively. Further, investments made by the Company in nonconsolidated Operating Companies and the South Florida Partnership were $9,097 and $23,398 for the nine months ended December 31, 1995 and 1996, respectively. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

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

           Through December 31, 1996, Adelphia had made loans and advances totaling approximately $65,000, including accrued interest, to the Company and leased $1,000 in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37,800 of such loans and advances. In addition, local partners have invested approximately $77,000 as their pro rata investment in those networks. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $32,000 for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $45,000 to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, Adelphia's and the Company's partners' investments and the fiber lease financings have totaled approximately $220,000 from the Company's inception through December 31, 1996.

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

           The Company repaid $25,000 of its indebtedness to Adelphia from the proceeds of the 13% Senior Discount Notes and Warrants on April 15, 1996. Also, as of April 15, 1996, approximately $26,000 of outstanding indebtedness owed to Adelphia was evidenced by an unsecured subordinated note due April 16, 2003, that accrues interest at 16.5% and is subordinated to the 13% Senior Discount Notes. Interest on the subordinated note is payable quarterly in cash, through the issuance of identical subordinated notes, or in any combination thereof, at the option of the Company. Interest accrued through December 31, 1996 on the amount outstanding to Adelphia totaled $3,455.

           The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and the Company's networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments in Operating Companies in connection with: (i) the deployment of switches in all of its operating markets by mid-1997, (ii) the expansion of existing markets and (iii) the construction and development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with local partners. The Company estimates that it will require substantial capital to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and to make investments in existing and new Operating Companies and to fund requirements in connection with certain of the Company's planned additional markets during the calendar year 1997 and 1998. The Company expects that it will have adequate resources to fund such short and long term liquidity needs through the proceeds from the offering of the 13% Senior Discount Notes and Warrants, anticipated vendor financings, internal sources of funds including cash flow from operations and additional debt or equity financings as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow, the local partners or other external sources or as to the terms of such financings. In addition, the 13% Senior Discount Notes provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

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

       The Telecommunications Act requires incumbent LECs to "interconnect" with competitors and to provide access to certain network elements under reasonable rates, terms and conditions. It is uncertain how effective these requirements will be in promoting competition or how they will affect the Company until the FCC orders requiring the LECs to provide telephone number portability, dialing parity, reciprocal compensation, resale, access to rights-of-way and unbundling of network services are implemented. As described below, the FCC has issued several orders addressing these issues which are generally favorable to competitors, but these orders are subject to reconsideration and appeal.

       The Telecommunications Act establishes procedures for LEC and Bell Operating Company ("BOC") entry into new markets, including long distance and cable television service. The Company's management believes LECs are now more likely to invest in fiber optic networks and enter the video market which will generate a revenue stream previously unavailable to them. These facilities can then also be used to provide services that compete with the Company. BOC entry into the long distance market may reduce the market share of the major long distance carriers (the Company's joint ventures' primary customers) and have adverse consequences on the Company's joint ventures' ability to generate revenues from the long distance carriers.

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

       The Telecommunications Act requires the FCC to establish an explicit mechanism for subsidizing service to markets that are less desirable, either because of the high cost of providing service or the limited revenues that might be available. This could be advantageous to the Company or it could be beneficial to the Company's competitors depending on the geographic areas and the type of customers for which subsidies are available and how the subsidies are funded.

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

           On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, but it is uncertain how effective these regulations will be in promoting number portability. The Number Portability Order does not address how the costs of implementing long-term service portability will be recovered. This issue is subject to an additional comment period and is not expected to be decided until later in 1997.

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

           A number of parties have filed appeals from the FCC's August 8, 1996 First Report and Order. These appeals have been consolidated in the United States Court of Appeals for the Eighth Circuit. On October 15, 1996 the Eighth Circuit issued an order which stayed the effectiveness of key provisions of the First Report and Order. The court's decision suspended virtually all of the pricing rules established by the FCC, which include the rules requiring incumbent LECs to provide unbundled network elements and interconnection based upon a pricing methodology set by the FCC, as well as the default of proxy prices established by the FCC for network elements, interconnection, and resale at wholesale rates of incumbent LEC services. The court's decision also suspended the regulation which entitles any competitor to obtain from an incumbent LEC any interconnection term or unbundled element price at the same rates, terms, and conditions as those elements or services are available to any other competitor. Nothing in the court order prevents negotiations and arbitrations from continuing, and, despite the stay, a majority of the arbitration decisions thus far adopted by the state commissions appear to be consistent with the FCC's pricing rules. Arguments on the appeal cases were heard on January 17 1997, and no decision is expected for several months.

           On November 7, 1996, as required by the Telecommunications Act, a Federal-State Joint Board adopted recommendations to the FCC looking toward the adoption of new universal service support mechanisms. As a telecommunications service provider, the Company is a potential contributor to a federal universal service support mechanism and would be a potential recipient of funds from such a mechanism. The Company has not yet determined the impact of such a mechanism. The FCC must adopt rules in this proceeding by May 8, 1997.

           On December 24, 1996 the FCC released a Notice of Proposed Rulemaking that seeks to reform the system of interstate access charges to make it compatible with the Telecommunications Act and with state and Federal actions to open local networks to competition (the "Access Charge Order"). With the Access Charge Order the FCC issued a Third Report and Order to implement changes to its incumbent LEC price cap rules, along with a Notice of Inquiry to examine the implications of usage of the public switched telephone network by information service and Internet access providers. To the extent that the rules promulgated as a result of this proceeding reduce access charges to reflect the forward-looking costs of providing access, the Company's competitive advantage in providing customers with access services will decrease. Further, to the extent that incumbent LECs are provided the proposed substantial flexibility to restructure access rates in advance of substantial facilities-based competition, such flexibility could be misused to the detriment of emerging competitors such as the Company. New rules are expected as a result of the Access Charge Order in the first half of 1997.
                   ------------------------------------------------

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

                Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)       Reports on Form 8-K:

                Form 8-Ks were filed on October 29, November 13, November 14, 1996 and February 13, 1997 which reported information under Items 5 and 7 thereof. No financial statements were filed.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HYPERION TELECOMMUNICATIONS, INC.
                                        (Registrant)



Date:  February 14, 1997           By:   /s/ Timothy J. Rigas
                                       ----------------------
                                   Timothy J. Rigas
                                   Vice Chairman, Chief Financial Officer
                                     (authorized officer), and Treasurer


Date:  February 14, 1997            By: /s/ Edward E. Babcock, Jr.
                                        --------------------------
                                    Edward E. Babcock, Jr.
                                    Vice President, Finance and
                                      Chief Accounting Officer