Form 10-K
period 1997-03-31
HYPERION TELECOMMUNICATIONS INC
filed 1997-06-20
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                    For the fiscal year ended March 31, 1997

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
       _______________

                         Commission File Number: 0-21605

                        HYPERION TELECOMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                        25-1669404
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

    Main at Water Street
       P.O. Box 472
      Coudersport, PA                                      16915
(Address of principal executive offices)                (Zip code)

                                  814-274-9830
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes              X           No____


            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X

            At June 20, 1997, 122,000 shares of Class A Common Stock, par value $0.01, and 10,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding and were all held by affiliates of the registrant.
                      Documents Incorporated by Reference:
                                      None

                        HYPERION TELECOMMUNICATIONS, INC.

                                TABLE OF CONTENTS



PART I

     ITEM 1.  BUSINESS....................................................  2

     ITEM 2.  PROPERTIES.................................................. 37

     ITEM 3.  LEGAL PROCEEDINGS........................................... 38

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 38


PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS........................................ 38

     ITEM 6.  SELECTED FINANCIAL DATA..................................... 40

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS................................... 43

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.. 51

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 51

     ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL  DISCLOSURE...................... 75


PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 75

     ITEM 11.  EXECUTIVE COMPENSATION..................................... 78

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT............................................ 80

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 80


PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K....................................... 82

PART I

ITEM 1.  BUSINESS

Introduction

               Hyperion Telecommunications, Inc. ("Hyperion" or the "Company") is an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"), the seventh largest cable television company in the United States which as of March 31, 1997 owns or manages cable television systems that serve approximately
1.9 million subscribers in 12 states. The balance of the Company is currently owned by senior management which has extensive experience in the telecommunications field. The Company manages and operates 21 networks, including six under construction. The Company owns these networks through (i) partnerships or limited liability companies with Local Partners (the "Operating Partnerships") and (ii) three wholly owned subsidiaries of the Company and (iii) one corporation in which it is a majority shareholder (the "Operating Corporations") (collectively, the Operating Partnerships and the Operating Corporations are referred to herein as the "Operating Companies"). The Company is responsible for the network design, construction, management and operation of the Operating Companies, for which it receives management fees. Refer to the glossary beginning on page 33 for definitions of many industry specific terms used in this Annual Report on Form 10-K.

               The Company is a leading provider of local telecommunications services over state-of-the-art fiber optic networks in selected markets within the United States. As of March 31, 1997, Hyperion's 15 operating networks served 33 cities with approximately 3,461 route miles of fiber optic cable connecting 1,270 buildings. The Company's 21 networks (which include six currently under construction) have generally been developed by partnering with a local cable operator or utility provider (the "Local Partner"). This approach has allowed Hyperion to rapidly construct high-capacity networks which generally have broader coverage of its markets than those of other competitive local exchange carriers ("CLECs"). The Company believes that the breadth of its networks will allow it to originate and terminate a significant proportion of its customers' local telephone calls over its own network, instead of relying on the network of the incumbent local exchange carrier ("LEC"). The Company also believes that working with a Local Partner significantly reduces the cost of constructing its fiber optic networks through the utilization of existing cable or utility facilities and by sharing construction costs with its Local Partners, who usually upgrade the capacity of their cable or utility infrastructure during construction of the telecommunications network.

               The Company's service offerings include dedicated access, switched local dial tone, long-distance and enhanced data services including frame relay, high speed internet access and video conferencing. Management believes that its ability to offer a single source solution for all of its customers' telecommunications needs provides significant advantages for its customers. Hyperion believes it can attract end-user customers by offering (i) lower prices than the incumbent LEC, (ii) a single point of contact for billing, installation and service coordination, (iii) high-capacity fiber optic network connection directly to substantially all of a customer's premises due to the breadth of the Company's network coverage, and (iv) high quality customer service. The Company also believes that major IXCs such as AT&T, MCI and Sprint will seek to offer their business customers an integrated package of switched local and long distance services. The Company believes that its networks are attractive to these major IXCs because the Company's networks are 100% fiber optic-based and generally offer the broadest market coverage (other than that of the incumbent LEC).

               The Company currently offers switched services, including local dial tone, in four markets--Buffalo, Jacksonville, Richmond and Syracuse. The Company expects to begin offering local dial tone in an additional 14 of its networks by September 1997 and in the remaining three by the end of 1997, and has already installed switches or remote switching capability in seven of its networks. According to industry data, revenues from switched services, including local dial tone, represented 85% of local telecommunications revenues in the United States in 1995. The Company also offers traditional access services to IXCs, and large customers, which to date have represented the principal source of revenue for the Company's networks. The Company currently offers enhanced data services to its customers in four of its networks through !NTERPRISE, a wholly owned subsidiary of U S WEST, and plans to offer such services in all of its networks. Enhanced data services currently include frame relay, Asynchronous Transfer Mode ("ATM") data transport, business video conferencing, private line data interconnect service and LAN connection and monitoring services. These services, along with the long distance services provided by IXCs, enable the Company to provide an integrated telecommunications service offering to network customers that is more reliable, has a superior level of service and is priced lower relative to that of the incumbent LEC in markets served by the Company's networks.

               From the Company's inception in October 1991 through March 31, 1997, the Company and its partners have invested approximately $284 million to build and develop the network infrastructure and to fund operations. As of March 31, 1997, the gross property, plant and equipment of the Company, its networks and the Company's Network Operations and Control Center (the "NOCC"), including the Company's investment in Telergy (see "Recent Developments"), was approximately $237 million.

               In the markets where the Company's 21 networks are currently operating or under construction, the Company believes it has an addressable market of approximately $5.2 billion annually, substantially all of which is currently provided by the incumbent LECs. This addressable market estimate does not include the markets for enhanced data services, wireless resale, internet access, or long distance services, which the Company has the ability to enter at its option.

Recent Developments

               Preferred Provider Alliance with MCI. On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. (together with its affiliate, MCI Communications, "MCI") pursuant to which the Company is designated as MCI's preferred provider of new end user dedicated access circuits and of conversions of end user dedicated access circuits from the incumbent LEC. In addition, Hyperion has a right of first refusal to provide MCI all new dedicated local network access circuits such as POP-to-POP or POP-to-LSO connections. These arrangements apply to virtually all of the Company's current networks and the term of these arrangements is five years with a five year renewal option. The agreements allow MCI to purchase local loop transport services from Hyperion where Hyperion is collocated with the incumbent LEC. The agreement also provides that the parties negotiate in good faith the terms of a separate agreement for the utilization of the Company's local switches and operating support systems to provide MCI branded local service. MCI has been issued a warrant to purchase 281,040 shares of Class A Common Stock in connection with the transaction and could receive additional warrants to purchase Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock at the time of issuance if MCI meets certain agreed upon purchase volume revenue thresholds. Collectively, the warrants would entitle MCI to purchase Class A Common Stock of the Company representing between 2.5% and 8.5% of the Common Stock of the Company, with adjustments for future issuances of Common Stock.

               Entergy Agreement. On April 24, 1997, the Company and Entergy Corporation ("Entergy") signed an agreement to form a 50%/50% joint venture to offer competitive telecommunications services primarily to commercial customers in the Little Rock, Arkansas, Jackson, Mississippi and Baton Rouge, Louisiana metropolitan areas (the "Entergy Networks"). The Entergy-Hyperion joint venture intends to offer a full range of local exchange services as well as access to long distance carriers. The Company expects the networks for these three cities to total approximately 350 route miles of fiber optic cable.

               Fiber Interconnection of Northeast Cluster. In pursuit of the Company's strategy of interconnecting all of its networks in the Northeast Cluster, on February 20, 1997 the Company entered into several agreements regarding the leasing of dark fiber in New York state. Pursuant to these agreements and in consideration of a payment of $20 million, the Company received (i) a $20 million Senior Secured Note due February 2002 from Telergy, Inc. ("Telergy"), and (ii) a fully prepaid lease from a Telergy affiliate for at least 25 years (with two additional ten-year extensions), as a preferred customer for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The fiber optic backbone network will cover approximately 500 miles from Buffalo to Syracuse to Albany to New York City, and will provide the Company interconnection capabilities necessary to provide a full range of telecommunication services to its customers in the Northeast Cluster. Construction of the New York fiber optic backbone network has commenced and is scheduled to be completed in stages, with completion of Buffalo to Syracuse expected by mid-1997, completion of Syracuse to Albany expected by the end of 1997, and final completion to New York City by the end of 1999.

               Exchange of Ownership interests with TWEAN. On May 20, 1997, the Company entered into an agreement with Time Warner Entertainment Advance/Newhouse ("TWEAN") whereby the Company would consolidate its Operating Companies' interests in the State of New York by (i) increasing its ownership interest in the Buffalo network to 50% and in the Syracuse network to 100% and
(ii) eliminating its ownership interests in and management responsibility for the Albany and Binghamton networks. In addition, the agreement provides that neither party will be subject to the non-competition provisions contained in the existing partnership agreements with respect to the markets from which they are withdrawing. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

               Increase in Network Ownership. To date, including the TWEAN transaction described above, the Company has entered into arrangements to increase its ownership interest in five of its Operating Companies. Pursuant to such arrangements, the Company has: (i) increased its interest in the Nashville Operating Partnership from 25% to 95%; (ii) increased its partnership ownership interest in the networks located in Lexington and Louisville to 50%; and (iii) entered into a nonbinding letter of intent to increase its interest in the Harrisburg Network to 100%, subject to the negotiation and execution of definitive agreements and obtaining necessary regulatory approvals. These transactions are consistent with the Company's goal to own at least a 50% interest in its Operating Companies in the future, and where appropriate the Company may consider similar transactions from time to time in its other markets.

               Interconnection Activities. In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been stayed by the reviewing court. See "--Telecommunications Act of 1996--Access and Interconnection with LEC Facilities." These rules establish guidelines for the states to follow when reviewing interconnection agreements and should greatly facilitate the negotiation of interconnection agreements, although it is anticipated that some incumbent LECs may remain reluctant to comply with interconnection requests, thereby delaying an Operating Company's ability to provide switched services. To date, the Operating Companies have negotiated interconnection agreements with one or more incumbent LECs in Kansas, Kentucky, New Jersey, Pennsylvania, Tennessee, Vermont, and Virginia. Of these interconnection agreements, state commissions in Kentucky (BellSouth), Vermont (NYNEX), New Jersey (Bell Atlantic) and Virginia (Bell Atlantic) have approved interconnection agreements. Other interconnection agreements have been filed and are pending approval in Kansas, Pennsylvania, Tennessee, and Virginia. In addition, two interconnection agreements have been recently executed with GTE and will shortly be filed for approval by state commissions in Kentucky and Pennsylvania. Finally, Operating Companies in New York interconnect with NYNEX, pursuant to a NYNEX tariff on file with the New York Public Service Commission, rather than through interconnection agreements.

Market Potential

               Deregulation, technological change and the increasingly information intensive nature of the United States economy have significantly expanded the role of telecommunications in business. In particular these changes have accelerated the growth of certain aspects of the telecommunications market. For example, industry sources estimate that voice traffic is growing at a rate of approximately seven percent per year while data communications are growing at three to five times that rate due to the increase in computerized transaction processing and video applications, the movement to distributed data processing and the rise of decentralized management structures, all of which require the transmission of large amounts of information with speed, accuracy and reliability.


               The present structure of the U.S. telecommunications market resulted largely from the divestiture of the "Bell System" in 1984 (the "Divestiture"). As part of the Divestiture, seven RBOCs were created to offer services in geographically defined areas called LATAs. The RBOCs were separated from the long distance provider, AT&T, resulting in the creation of two distinct industries: local exchange and interexchange (commonly known as long distance). The Divestiture facilitated direct, open competition in the long distance segment of the telecommunications market; however, it did not promote competition in the local telecommunications market. Nonetheless, several factors have served to promote competition in the local telecommunications market and the emergence of competitive access providers ("CAPs"), including (i) the incumbent LECs' monopoly position and regulated pricing structure, which provided little incentive for incumbent LECs to reduce prices, improve service or upgrade their networks, (ii) customer demand for an alternative to the incumbent LEC monopoly, which demand grew rapidly and was spurred in part by the development of competitive activities in the long distance market and increasing demand for high quality, reliable services, (iii) the advancement of fiber optic and digital electronic technologies (such as ATM and SONET), which combined the ability to transmit voice, data and video at high speeds with greatly increased capacity and reliability as compared to the incumbent LECs' copper-based networks and (iv) the significant fees, called "access charges," IXCs are required to pay to incumbent LECs for originating and terminating calls on the incumbent LEC networks.

               Established in the mid 1980s, CAPs were among the first competitors in the local telecommunications market. CAPs provided non-switched services (i.e., dedicated special access and private line) by installing fiber optic facilities connecting IXC POPs within a metropolitan area and, in some cases, connecting end users (primarily large businesses and government agencies) with IXCs. CAPs used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of a higher quality than could be obtained from incumbent LECs. In addition, CAPs offered customers shorter installation and repair intervals and improved service reliability in comparison to incumbent LECs.

               In the markets where the Company's networks are currently operating or are under construction, the Company believes it has an addressable market of approximately $5.2 billion annually, substantially all of which is currently provided by the incumbent LECs. This addressable market estimate does not include the market for enhanced data services, wireless resale, internet access, or long distance services, which the Company has the ability to enter at its option.

The Company

               The Company is a leading provider of local telecommunications services over state-of-the-art fiber optic networks in selected markets within the United States. As of March 31, 1997, Hyperion's 15 operating networks served 33 cities, with approximately 3,461 route miles connecting 1,270 buildings. The Company's 21 networks (including six currently under construction) have generally been developed by partnering with a Local Partner. This approach has allowed Hyperion to rapidly construct high-capacity networks which generally have broader coverage of its markets than those of other CLECs. The Company believes that the breadth of its networks will allow it to originate and terminate a significant proportion of its customers' local telephone calls over its own network, instead of relying on the network of the incumbent LEC. The Company also believes that working with a Local Partner significantly reduces the cost of constructing its fiber optic networks through the utilization of existing cable or utility facilities and by sharing construction costs with its Local Partners, who usually upgrade the capacity of their cable or utility infrastructure during construction of the telecommunications network.

               The Company's service offerings include local switched, dedicated access, long-distance and enhanced services. Management believes that its ability to offer a single source solution for all of its customers telecommunications needs provides significant advantages for its customers. Hyperion believes it can attract end-user customers by offering (i) lower prices than the incumbent LEC, (ii) a single point of contact for billing, installation and service coordination, (iii) high-capacity fiber optic network connection directly to substantially all of a customer's premises due to the breadth of the Company's network coverage, and (iv) high quality customer service. The Company also believes that major IXCs such as AT&T, MCI and Sprint will seek to offer their business customers an integrated package of switched local and long distance services. The Company believes its networks are attractive to these major IXCs because the Company's networks are 100% fiber optic-based and generally offer the broadest market coverage (other than that of the incumbent LEC).

               The Company currently offers switched services, including local dial tone, in four markets--Buffalo, Jacksonville, Richmond and Syracuse. The Company expects to begin offering local dial tone in an additional 14 networks by September 1997 and the remaining three by the end of 1997, and has already installed switches or remote switching capability in seven of its networks. According to industry data, revenues from switched services, including local dial tone, represented 85% of local telecommunications revenues in the United States in 1995. The Company also offers traditional access services to IXCs, and large customers, which to date have represented the principal source of revenue for the Company's networks. The Company currently offers enhanced data services to its customers in four of its networks in a partnership with !NTERPRISE, a wholly owned subsidiary of U S WEST, and plans to offer such services in all of its networks. Enhanced data services currently include frame relay, ATM data transport, business video conferencing, private line data interconnect service and LAN connection and monitoring services. These services, along with resold long distance services, enable the Company to provide an integrated telecommunications service offering to network customers that is more reliable, has a superior level of service and is priced lower relative to that of the incumbent LEC in markets served by the Company's networks.

               From the Company's inception in October 1991 through March 31, 1997, the Company and its partners have invested approximately $284 million to build and develop the network infrastructure and to fund operations (excluding the South Florida Partnership; see "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). As of March 31, 1997, the gross property, plant and equipment of the Company, its networks and the NOCC, including the Company's investment in Telergy, was approximately $237 million.

               The Company operates in a single, domestic industry segment, telecommunications services. Information about the amounts of revenues, operating profit or loss and identifiable assets of the Company as of and for each of the three years in the period ended March 31, 1997, is set forth in the Company's consolidated financial statements included herein.

Company Strategy

               The Company, through its networks, is a leading provider of integrated local telecommunications services to small, medium and large businesses, government and educational end users and resellers, including IXCs, in its markets. By partnering with local cable television operators and utility companies, the Company develops networks that will provide customers with greater market coverage, lower costs and superior service. The Company's networks leverage the IXCs' name recognition and reputation for quality and reliability and existing customer base by becoming preferred suppliers for IXCs of local telecommunications services in the Company's markets. The IXCs market their long distance services in conjunction with the Company's local service offerings to provide end users with a fully integrated telecommunications service offering in all of the Company's operating markets. Principal elements of the Company's network, market and customer strategies include:

               Offer Bundled Package of Telecommunications Services. The Company, through its networks and the use of resold long-distance, can provide customers with an integrated, one-stop shopping approach for their telecommunications needs. The Company targets its network sales and marketing activities at end users which include medium and large businesses as well as government and educational institutions and resellers, including IXCs. The Company believes it will be able to compete for end users' business based upon price, reliability, product diversity, service and custom solutions to end user needs. The Company also offers its local services to IXCs and has entered into a national service agreement with AT&T to be an AT&T preferred supplier of dedicated access and switched access transport services to AT&T. The Company has recently entered into an agreement with MCI whereby the Company would become a preferred provider of dedicated access and switched access transport service to MCI in substantially all of the Company's markets.

               Expand through Development of Network Clusters. The Company's networks are located primarily in the eastern half of the United States. The Company expects to continue to focus on this region due to the location of the Company's existing networks and the Company's NOCC and headquarters. The Company also believes that the eastern half of the United States, particularly the Northeast, has greater concentrations of large business, government and educational end users and telecommunications traffic. The Company intends to build on its extensive network size by expanding its existing networks into nearby areas and establishing new networks in close proximity to existing ones. Management believes that the broad reach of its networks and network clusters is an important element in establishing Hyperion's local presence as a full service telecommunications provider in its markets. Clustering also enables the Company to (i) take advantage of economies of scale in management, construction, network operations and sales and marketing, (ii) reduce capital expenditures by optimizing the networks' switching capacity through the use of remote switch capacity in nearby cities, (iii) cost-effectively offer services to smaller markets which are adjacent to its networks and in which the Company's networks are less likely to face strong competition from incumbent LECs and other CLECs and (iv) increase the networks' ability to offer highly reliable, end-to-end connectivity on a regional basis. The Company also believes that creating regional networks will enable the Company to gain a greater share of high margin long distance transport traffic.

               Develop a Rapid Entry/Low Cost Approach with Local Partners. The Company works with a Local Partner in order to significantly reduce the cost and time to construct a fiber optic network, enable the Company to rapidly begin offering services and lower the overhead associated with operating and maintaining the Company's networks. Advantages of building the Company's networks with Local Partners include (i) sharing the cost of building a fiber optic network, which the Company believes reduces the cost of aerial fiber construction by approximately 62% in the case of cable partners and 40% in the case of utility partners, (ii) reducing the time and cost of obtaining access to rights-of-way and building entrances and (iii) leveraging the Local Partners' existing fiber optic network maintenance and installation infrastructure. Through the partnerships, the Company has financed its expansion at a lower cost relative to its competitors by utilizing pro rata equity investments and Local Partner financings of a significant portion of fiber construction. Local Partners generally provide funding for the fiber build in a network and lease the fiber capacity back to the partnership under long-term agreements, while the partnership funds other capital expenditures, including switching infrastructure and electronics.
               The Company estimates that approximately 70% of its network construction will be aerial and in many cases, where conduit is available, the Company can achieve similar savings in underground construction. These estimates are based upon historical experience, and there can be no assurance that the Company will be able to achieve similar results in future efforts. These cost savings are achieved primarily through the sharing of pole attachment costs ("Pole Attachment Costs") and the elimination of costs of the engineering and rearrangement of cables to prepare telephone poles for the attachment of new fiber optic cable ("Make Ready Costs"). An analysis of the estimated cost savings for the Company for one mile of aerial construction is set forth in the following table.


                                 With Local                 With Local                  Without
Costs                          Cable Partner             Utility Partner            Local Partner
                                                     (Dollars in thousands)

Make Ready Costs..............$      --(a)                   $  --(b)                   $18.0(c)
Pole Attachment Costs.........      3.4(d)                      --(b)                     5.0
Fiber Costs and Installation..      8.0(e)                    18.5(e)                     8.0
Splicing Costs................      0.6(f)                     0.6(f)                     0.6
                                ----------                 ----------                 -------
           Total..............    $12.0(g)                   $19.1(g)                   $31.6
                                  ========                   ========                   =====
------------

(a)            Assumes a fiber overlash of existing cable plant.

(b)            Assumes placing fiber in the space allocated for the local utility partner on the pole.

(c) Assumes an average cost of $200 per pole, 40 poles per mile, to move the telephone and cable television wires in the space allocated for communications providers on the pole and the replacement of two poles per mile.

(d) Assumes the payment of a pro rata portion (approximately 33%) of such costs by the Local Partner with respect to capacity to be available for such partner's use.

(e)            Represents the cost of the Operating Company's fiber and its installation on the pole.

(f)            Represents the cost of cutting and integrating new fiber components.

(g) In the above analysis, this would be the amount amortized by an applicable fiber lease financing between an Operating Company and its Local Partner.


               Build Broad Network Coverage. The Company intends to build substantially larger networks than the networks of the CLECs it competes with in its markets. As of March 31, 1997, in all of the markets in which the Company and its networks operate, management believes that the Company has the broadest network coverage in terms of route miles of any of its CLEC competitors. The Company believes that expanded network coverage will enable the Company to (i) provide broader and more reliable coverage for network customers, (ii) carry a greater amount of traffic on its own networks rather than on the networks of other carriers thereby increasing the Company's revenues and profit margins,
(iii) increase the potential market available to the Company due to the greater number of buildings, LEC-COs and customers that the Company's networks can service, (iv) increase the attractiveness of the Company's networks to IXCs, cellular providers and new telecommunications providers such as PCS operators that need wide backbone coverage, (v) offer services in areas where there are fewer potential CLECs with facilities and (vi) leverage the fixed cost structure of the Company's networks, particularly with regard to network electronics such as switches.

               Create Additional Partnerships with Utility Companies. The Company believes that a significant proportion of the networks the Company constructs in the future will be through partnerships with utility companies. Utility companies have a number of features which make them particularly attractive as partners for the Company, including (i) contiguous and broad geographic coverage with extensive conduits and rights-of-way in both business and residential areas; (ii) significant access to capital; (iii) existing relationships with business and residential customers; and (iv) a reputation for reliability and quality customer service. The Company believes that it is an attractive partner for utility companies because it builds large metropolitan networks which are similar to those of the utility company and because it can offer utility companies a significant stake in its networks, both from a financial and operational perspective.

               Expand Enhanced Service Offerings. The Company currently offers enhanced data communications services, including frame relay, ATM data transport, business video conferencing, private line data interconnect service and LAN connection and monitoring services in four of its markets through its relationship with !NTERPRISE. !NTERPRISE is a leading, nationwide network integrator that designs, develops and deploys state-of-the-art data networks (including both network services and equipment) to support and enhance their customers' information systems. The Company believes that !NTERPRISE provides the opportunity to offer network customers a full complement of enhanced services more rapidly and without the Company incurring the cost and overhead of establishing its own nationwide enhanced services marketing, sales and installation effort. The Company is in discussions to expand its relationship with !NTERPRISE, which is currently structured as partnerships in the four markets in which the enhanced services are offered, to provide enhanced services pursuant to a master sales relationship agreement in substantially all of the Company's markets.

Company Services

               The Company currently offers traditional access services to all of its customers, and offers local dial tone in four markets. The Company has installed seven switches or remote switching modules, and plans to offer switched services, including dial tone, in all of its existing networks by September 1997, and the remaining three networks by the end of 1997. The Company currently offers enhanced data services in four networks, and plans to offer these services in all of its networks.

Switched Services

               Local Exchange Services. Switched services providing dial tone to business customers including local calling and intraLATA toll calls. These local services also provide the customer with operator and directory assistance services, 911 service, enhanced local features, which include PBX trunks, business access lines, and ISDN, and custom calling features such as call waiting, call forwarding, and voice mail.

               Long Distance Services. Switching and transport of interexchange traffic, including voice, data and video billed on a minutes-of-use basis. Long distance services include provision of local access services to IXCs for the local origination and completion of long distance calls. The Company also plans to offer a full range of long distance services, including "toll free" services. The Company currently offers these services to its customers in conjunction with IXCs.

Traditional Access Services

               Special Access and Private Line Services. Non-switched dedicated connections, including high capacity interconnections between (i) POPs of an IXC, (ii) the POPs of different IXCs, (iii) large end users and their selected IXCs and (iv) different locations of particular customers. These services are billed at a flat, non-usage sensitive, monthly rate.

               Collocated Special Access Services.   A dedicated line carrying
switched transmissions from the IXC POP, through the LEC-CO to the end user.

               Switched Access Transport Services.   A dedicated line carrying
switched transmissions from the LEC-CO to an IXC POP.

               Long Distance Transport Services.   Non-switched, high capacity
intraLATA services sold on a wholesale basis to IXCs and cellular and PCS operators.

Enhanced Data Services

               The Company and the Operating Companies currently offer, or intend to offer, their customers a broad array of high bandwidth, enhanced data services, including frame relay, ATM transport services, business internet and intranet access and high speed video conferencing. The Company currently offers, or intends to offer, enhanced services to customers in all of its networks through its partnership with !NTERPRISE, a wholly owned subsidiary of U S WEST.

Market Size

               The following table sets forth the Company's estimate, based upon an analysis of industry sources including industry projections and FCC data, of the total local telecommunications revenue for calendar year 1995 in the markets where the Company's 21 networks are currently located. The estimates, however, do not include estimates for enhanced data services, wireless resale, internet access, or long distance services which the Company expects will provide substantial revenue opportunities. See "--Company Services." There is currently limited direct information relating to these markets and therefore a significant portion of the information set forth below is based upon estimates and assumptions made by the Company. Management believes that these estimates are based upon reliable information and that its assumptions are reasonable. There can be no assurance, however, that these estimates will not vary substantially from the actual market data.

                            Traditional                         Total Revenue
Cluster                   Access Services    Switched Services    Potential
                                          (Dollars in millions)

Northeast ............... $          47.8         $  1,387.5    $  1,435.3
Mid-Atlantic ............           109.7            2,332.3       2,442.0
Mid-South ...............            32.9              726.5         759.4
Other Networks ..........            24.7              505.1         529.8
Total ................... $         215.1  $         4,951.4    $  5,166.5


The Company's Markets

Overview

               The Company currently has 21 networks (including six under construction). The networks are owned by the Operating Companies, thirteen of which are Operating Partnerships (including three Entergy-Hyperion limited liability companies) and four of which are Operating Corporations. Three of the Operating Corporations are wholly owned subsidiaries of the Company. The Company manages and operates these networks through a combination of local management, the Company's headquarters and NOCC in Coudersport, Pennsylvania, and the Company's marketing offices in Pittsburgh, Pennsylvania. The following table describes the Company's current networks:


                                               Actual or
                                              Expected Date      Hyperion
Company Networks                              of Operation(b)    Interest   Local Partner(s)
Northeast Cluster
Albany, NY(a) ..........................            2/95           50.0%    Time Warner/Advance(c)
Binghamton, NY(a) ......................            3/95           20.0     Time Warner/Advance(c)
Buffalo, NY(a) .........................            1/95           40.0     Tele-Communications, Inc.
                                                                            Time Warner/Advance(d)
Syracuse, NY(a) ........................            8/92           50.0     Time Warner/Advance(c)(d)
Vermont ................................           11/94          100.0     (d)

Mid-Atlantic Cluster
Charlottesville, VA ....................           11/95          100.0     (d)
Harrisburg, PA(a) ......................            4/95           50.0     Lenfest Telephony
Morristown, NJ .........................            7/96           19.7     Tele-Communications, Inc.(e)
New Brunswick, NJ ......................           11/95           19.7     Tele-Communications, Inc.(e)
Philadelphia, PA .......................            8/96           50.0     PECO Energy
Richmond, VA ...........................            9/93           37.0     Media One
Scranton/Wilkes-Barre, PA ..............        mid-1997          100.0     (d)
York, PA ...............................            5/97           50.0     Susquehanna Cable

Mid-South Cluster
Baton Rouge, LA ........................           12/97           50.0     Entergy
Jackson, MS ............................           12/97           50.0     Entergy
Lexington, KY ..........................            6/97           50.0     Tele-Communications, Inc.(f)
Little Rock, AR ........................           12/97           50.0     Entergy
Louisville, KY .........................            3/95           50.0     Tele-Communications, Inc.(f)
Nashville, TN ..........................           11/94           95.0     InterMedia Partners

Other Networks
Jacksonville, FL .......................            9/92           20.0     Media One
Wichita, KS ............................            9/94           49.9     Gannet


(a) The Company has entered into a definitive agreement with Time Warner to increase its ownership interest in the Buffalo network to 50% and in the Syracuse network to 100%, and to eliminate its ownership interests in and management responsibility for the Albany and Binghamton networks. The Company has also entered into a nonbinding letter of intent to increase its ownership interests in the Harrisburg network to 100%.

(b) Refers to the date on which (i) the network is connected to at least one IXC POP; (ii) the network is capable of accepting traffic from IXCs and end users; (iii) the Company's central office is fully functional; and (iv) the initial network SONET fiber ring has been completed.

(c) The interests in the Albany, Binghamton and Syracuse networks are all owned by one Operating Company.

(d) Adelphia or its affiliates lease fiber capacity to the Operating Companies in these networks.

(e) The interests in the Morristown and New Brunswick networks are owned by one Operating Company. Sutton Capital Associates also owns a minority interest in the Operating Company.

(f) The interests in the Lexington and Louisville networks are owned by one Operating Company.

Cluster Statistics(a)

                                                                  Fiscal Year
                                                                    Ended
                                                                   March 31,
                         Route      Fiber    Buildings                1997
Cluster                  Miles      Miles    Connected   VGEs(b)    Revenues
                                        (Dollars in thousands)

Northeast ..........     1,126      54,060       336     122,472    $ 5,553
Mid-Atlantic .......     1,093      52,455       370     144,792      2,227
Mid-South ..........       484      23,232       229      47,400      1,264
Other Networks .....       758      36,384       335     151,392      6,179
Total ..............     3,461     166,131     1,270     466,056    $15,223


(a) Non-financial information is as of March 31, 1997 and does not include networks under construction.
(b)      Voice grade equivalents circuits.


Operating Agreements

               Generally, subsidiaries of the Company enter into partnership agreements with Local Partners to take advantage of the benefits of building networks in conjunction with local cable television or utility operators. Typically Operating Partnerships are formed and operated pursuant to three key agreements: (i) a partnership agreement between the Company or one of its wholly owned subsidiaries and a cable operator or utility company (the "Local Partner Agreement"); (ii) a fiber capacity lease agreement between the Local Partner and the Operating Partnership (the "Fiber Lease Agreement"); and (iii) a management agreement between the Operating Partnership and the Company or one of its subsidiaries (the "Management Agreement").

Local Partner Agreements

               Each Local Partner Agreement establishes the structure of the applicable Operating Partnership by determining, among other things, the partner's capital contribution requirements, capital structure, purpose and scope of business activities, transfer restrictions, dissolution procedures, duration and competition restrictions, as well as the voting and buy/sell rights and rights of first refusal of the partners of the Operating Partnership.

               Ownership and Capital Contributions. The initial capital contributions and percentage of ownership of the Operating Partnerships vary. Some of the Local Partner Agreements establish maximum capital contributions such that each partner's ultimate aggregate capital contribution is determined at the Operating Partnership's inception. Initial capital contributions are generally paid on an installment basis as determined by the management committee of the Operating Partnership, which is comprised of representatives of each partner. Additional capital contributions in excess of the initial capital contribution may be required in several Local Partner Agreements, but generally either must be initiated by the manager of the Operating Partnership or approved by at least a majority vote of the management committee. Generally, the percentage of ownership is also fixed at the Operating Partnership's inception. Absent an agreement by the partners, generally, the only circumstances that result in the dilution of such partner's ownership interest are a partner's failure to make a capital contribution or its failure to exercise a right of first refusal.

               Matters Requiring a Vote. Most partner votes of an Operating Partnership require only a majority vote; however, a unanimous or supermajority vote of the partners is required for, among other things, expansion of the scope of the business activities in the defined business area, admission of additional partners and merger or consolidation with any other entity if the Operating Partnership is not the surviving entity.

               Distributions. Generally, the Local Partner Agreements allow for distributions to the partners; however, the Local Partner Agreements vary with regard to the procedure for determining if, when and how much of a distribution should be made. In one Local Partner Agreement, the Company, through its affiliate, controls such determinations. In the remaining Local Partner Agreements, the partners or the partnership's managing committee makes such determinations by either majority approval or unanimous consent. All distributions are required to be made in proportion to each partner's percentage interest in the partnership.

               Transfer of Ownership. The Local Partner Agreements generally prohibit the transfer of partnership interests, including most changes in control. Generally, transfers of entire partnership interests to subsidiaries of a partner's parent corporation and the sale or disposition of all or substantially all of the stock or assets of a partner's parent are expressly permitted in the typical Local Partner Agreement.

               Rights of First Refusal; Buy/Sell Agreements. The partners of most of the Operating Partnerships also retain certain rights of first refusal and buy/sell rights. Generally, after a specified period of time, usually three to six years after the inception of the Operating Partnership, either partner may transfer its interest to an unrelated third party if such partner first offers its interest to the other partner at the same terms and the other partner elects not to purchase the interest. The right of first refusal usually requires that the selling partner sell all, and not less than all, of its partnership interest pursuant to an offer by a bona fide third party. The selling party must first give the other partners the opportunity to purchase (on a pro rata basis) the interest at the same price and under the same terms as the third party's offer.

               Several of the Local Partner Agreements set forth rights of first refusal in connection with the sale of cable television systems. These provisions give partners the right to sell all of their partnership interests in conjunction with the sale of all or substantially all of the assets of, or controlling interest in, the cable television systems operated by the selling partner or its affiliates in the defined business area, on any terms and conditions agreed to among the selling partners, its affiliates and the purchaser; provided, however, that if a partner elects to sell its interest in the partnership to an entity that, at the time of the potential sale, is engaged in a competitive business in the business area, the remaining partner generally has a right of first refusal to purchase the selling partner's interest at a price and terms comparable to the offer made by the competitor. In addition, in most of the Operating Partnerships, either partner can, after a specified period of time, usually five years after the inception of the partnership, make an offer to the other partner(s) to sell its own interest. Within 30 days of submitting a price which generally must be based on a written third party valuation of the partnership interest, the other partner must respond to the offer indicating its election to either accept the offer to buy or sell at the offered price. Certain partners in two of the partnerships have the right after a specified period of time to put their interest in the respective partnership
(i) to the other partners at an amount equal to the fair market value of such partner's interest pursuant to one agreement and (ii) to the Company at an amount equal to the partner's capital contributions plus interest less any distributions pursuant to the other agreement.

               Term. Most of the Operating Partnerships were created in the last five years and have a duration of 10 to 25 years unless earlier dissolved. Two of the Local Partner Agreements contain provisions whereby the respective Local Partner can terminate its interest, at such Local Partner's sole discretion, prior to 2003. Generally, each partner and certain of its affiliates are restricted from competing with the Operating Partnership in the defined business area so long as the partner is a partner plus two or three years thereafter.

Fiber Lease Agreements

               Generally, the Operating Partnerships lease fiber optic capacity from their Local Partners. In some instances, the Operating Partnerships lease existing fiber optic capacity and in other instances, the Operating Partnerships request the Local Partners to construct new fiber optic capacity, which is then leased by the Operating Partnership. In many cases, Local Partners upgrade the capacity of their cable or utility infrastructure, and as a result, share construction costs with the Operating Partnership. Monthly lease payments in both instances are based on the amortization of the Operating Partnership's share of the Local Partner's cost of construction and material costs over the term of the Fiber Lease Agreement. Because construction and material costs are amortized over the then current term of the Fiber Lease Agreement, it is possible for the amount of a monthly lease payment to be significantly lower during a renewal term unless the construction of additional fiber optic cable is scheduled for such renewal term. Typically, the amount of the lease payments in a renewal period equals the amount of monthly maintenance costs for the leased fiber optic cable.

               Each of the Fiber Lease Agreements is in its initial term. The initial terms vary from five to 25 years in length. The Fiber Lease Agreements contain various renewal options. Generally, either party can terminate the Fiber Lease Agreement at the end of the then current term if the terminating party provides prior written notice to the other party. Several of the Fiber Lease Agreements contain termination rights which provide the lessor with the option to terminate the lease if the lessor becomes subject to telecommunications regulation, an action is brought against the lessor challenging or seeking to adversely modify the lessor's continued validity or authority to operate, legal or regulatory determination renders it unlawful or impossible for the lessor to satisfy its obligations under the lease or in case of an imposition of public utility or common carrier status on the lessor as a result of its performance of the lease.

               Throughout the term of the Fiber Lease Agreements and thereafter, title to the fiber optic cable remains with the Local Partner. Similarly, the Operating Partnerships retain title to all of their own electronics and switches that become a part of the network. A Local Partner cannot sell the fiber subject to the Fiber Lease Agreement to a third party unless its obligations under the Fiber Lease Agreement are assumed by the third party.

               The amount of the lease payments could be affected by the costs the Local Partners incur for attachments to poles, or use of conduit, owned by incumbent LECs or electric utilities. Various State PUCs and the FCC are reviewing whether use of Local Partner facilities for telecommunications purposes (as occurs when the Operating Companies lease fiber optic capacity from Local Partners) should entitle incumbent LECs and electric utilities to higher pole attachment or conduit occupancy fees. Such increased fees could result in an increase in the amount of the lease payments made by the Operating Companies to the Local Partners. In some cases, State PUCs attempt to directly regulate the fiber lease contracts between the Operating Companies and their local partners.

Management Agreements

               Generally, the Company or a wholly owned subsidiary of the Company provides the Operating Partnerships with the following services pursuant to the Management Agreement for a fee based on the Company's cost of providing such services: general management, monitoring, marketing, regulatory processing, accounting, engineering, designing, planning, construction, maintenance, operations, service ordering and billing. The term of the typical Management Agreement is three or five years and automatically renews for continuous one-year periods unless one party provides the other with written notice that it intends to terminate the agreement.

Enhanced Data Services Agreements

               Four of the Operating Companies have entered into partnerships with !NTERPRISE, a wholly owned subsidiary of U S WEST (the "!NTERPRISE Partnerships"), in order to provide enhanced services such as frame relay, ATM data transport, business video conferencing, private line data interconnect service and LAN connection and monitoring services. The partners in the !NTERPRISE Partnerships each have a 50% ownership interest and are required to contribute equal amounts in order to retain their shares. The business area serviced by the !NTERPRISE Partnerships is generally the same as that serviced by the applicable Operating Company. The partners and their respective affiliates are also prohibited from competing for as long as the partners are partners plus two years thereafter. In addition, the partners have a right of first refusal with regard to the sale of partnership interests and, under certain circumstances, may put their interest to the !NTERPRISE Partnership. Generally, the !NTERPRISE Partnerships have a 20-year duration. The Company is in discussions to expand its relationship with !NTERPRISE to provide enhanced services pursuant to a master sales relationship agreement in substantially all of the Company's markets.

AT&T Certification

               AT&T has established a certification process called Operational Readiness Testing ("ORT") in order to determine whether a supplier's network, systems and processes are capable of providing a level of service which meets AT&T standards. ORT is a lengthy process comprised of the following components:
(i) Operational Readiness Assessment ("ORA"), (ii) Network Validation Testing ("NVT") and (iii) Switch Network Validation Testing ("SNVT"). CLECs must pass AT&T's ORT for access services in order to provide access services to AT&T and AT&T's ORT for switched services in order to provide switched services to AT&T. The Company has passed AT&T's ORA, NVT and SNVT.

Sales and Marketing

               The Company targets its network sales and marketing activities at business, government, educational end users and resellers, including IXCs. By the end of 1997, the Company and the Operating Companies expect to have 115 local sales representatives and 25 national account representatives. The Company's networks offer their services in accordance with tariffs filed with the FCC for interstate services and state regulatory authorities for intrastate services. The Operating Companies are classified as non-dominant carriers by the FCC and therefore have substantial pricing flexibility and in many cases may enter into customer and product specific agreements.

End Users

               The Company targets end users which include medium and large businesses as well as government and educational institutions. End users are currently marketed through Company direct sales representatives in each market. The national sales organization also provides support for the local sales groups and develops new product offerings and customized telecommunications applications and solutions which address the specific requirements of particular customers. In addition, the Company markets the Operating Companies' products through advertisements, media relations, direct mail and participation in trade conferences. End users typically commit to a service agreement for a term of three to five years which is either renegotiated or automatically converted to a month-to-month arrangement at the end of the contract term. The Company believes the networks will be able to compete for end users' needs based upon price, reliability, product diversity, service and custom solutions to end user needs. A significant component of an Operating Company's reliability will be its ability to offer customers end-to-end SONET ring construction for many localized applications. The Operating Companies' construction of SONET rings combined with the Company's large network size will enable the Operating Companies to offer fiber optic coverage superior to the incumbent LEC in its markets.

Resellers

               Resellers utilize the Operating Companies' services primarily as a local component of their own service offerings to end users. The Company has national supplier agreements with all of the major IXCs. The Company believes it can effectively provide IXCs with a full complement of traditional access services as well as switched services. Factors that increase the value of the Company's networks to IXCs include reliability, state-of-the-art technology, route diversity, ease of ordering and customer service. The Company also generally prices the services of an Operating Company at a discount relative to the incumbent LEC. In order to further complement the services provided to the IXCs, the Company integrates its networks with IXC networks to enable the IXC to
(i) access service, billing and other data directly from the Company and (ii) electronically send automated service requests to the Company. In pursuing this strategy, the Company has entered into the National Service Agreement with AT&T pursuant to which the Company through its networks will be an AT&T preferred supplier of dedicated special access and switched access transport services. The National Service Agreement requires the Company to provide such services to AT&T at a discount from the tariffed or published LEC rates. In addition, the Company has entered into an agreement to be a preferred provider of new end user dedicated access circuits for MCI.

Special Purpose Networks

               The Company develops special purpose networks in conjunction with the Operating Companies in order to meet specific customer network requirements. To date, these special purpose networks have included construction of IXC backbone networks, campus networks, private carriage networks and other similar network applications. The terms and conditions for these special purpose networks are generally specified in agreements with three to five year terms which automatically renew on a month-to-month basis. In addition, special customer networks are normally constructed with excess fiber bandwith capacity, which allows the Company to make additional capacity available to other end users.

Network Development and Design

               Prior to any network construction in a particular market, the Company's corporate development staff reviews the demographic, economic, competitive and telecommunications demand characteristics of the market. These characteristics generally include market location, the size of the telecommunications market, the number and size of business, educational and government end users and the economic prospects for the area. In addition, the Company also carefully analyzes demand information provided by IXCs, including demand for end user special access and volume of traffic from the LEC-CO and the IXC POPs. The Company also analyzes market size utilizing a variety of data, including available estimates of the number of interstate access and intrastate private lines in the region, which is available from the FCC.

               If a particular market targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel, working in conjunction with the Company's Local Partner, Adelphia, or one of Adelphia's affiliates, design a large regional network targeted to provide access to the identified business, educational and government end user revenue base and to the IXC POPs and the LEC-COs in the geographic area covered by the proposed network.

               The actual network design is influenced by a number of market, cost and technical factors including:

                         Availability and ease of fiber deployment
                         Location of IXC POPs
                         Density of telecommunications revenue based upon IXC information The Company's market information Cost of construction

               The objective of the network design is to maximize revenue derived from service to IXC POPs, LEC-COs and important customers in consideration of network construction costs. In most cases, the Local Partner bears the costs of construction for the required fiber, retains ownership of the fiber and leases the fiber to the Operating Company. The fiber lease costs are determined by amortizing the Operating Company's portion of the Local Partner's cost of construction over the term of the Fiber Lease Agreement at an assumed interest rate. This structure generally allows the Operating Company to better match its capital costs to cash flows.

Network Construction

               The Company's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the POPs of most IXCs and the majority of the LEC-COs. The Company establishes with its Local Partner or Adelphia general requirements for network design including, engineering specifications, fiber type and amount, construction timelines and quality control. The Company's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the Company has installed to date have generally become operational within six to ten months after the beginning of construction.

Network Operating Control Center

               In Coudersport, Pennsylvania, the Company has built a NOCC that is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the Company's networks and provisioning all services and systems necessary to operate the networks. The NOCC currently supports all of the Company's networks including the management of approximately 1,270 building connections, seven switches or remote switching modules and approximately 3,461 network route miles as of March 31, 1997. The NOCC is designed to accommodate the Company's anticipated growth.

               The NOCC is utilized for a variety of network management and control functions including monitoring, managing and diagnosing the Company's SONET networks, central office equipment, customer circuits and signals and the Company's switches and associated equipment. The NOCC is also the location where the Company provisions, coordinates, tests and accepts all orders for switched and dedicated circuit orders. In addition, the NOCC maintains the database for the Company's circuits and network availability. Network personnel at the NOCC also develop and distribute a variety of software utilized to manage and maintain the networks.

Equipment Supply

               The Company and the Operating Companies purchase fiber optic transmission and other electronic equipment from Lucent, Fujitsu, Tellabs, and other suppliers at negotiated prices. The Company expects that fiber optic cable, equipment and supplies for the construction and development of its networks will continue to be readily available from Lucent, Fujitsu and other suppliers as required. The Company has negotiated multi-year contracts for equipment with Lucent, Fujitsu, and Tellabs. The Company and the Operating Companies have deployed four Lucent 5ESS Switches ("5ESSs") and three Lucent remote switching modules, which deliver full switching functionality, in seven of their current markets. The Company and the Operating Companies plan to deploy 5ESSs or remote switching modules in all of its existing networks by September 1997 (late 1997 as to the Entergy Networks) and additional 5ESSs or remote switching modules in each of the Company's future networks.

Connections to Customer Locations

               Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the Operating Company's central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to the Operating Company's central office. Within each building, Operating Company-owned internal wiring connects the Operating Company's fiber optic terminal equipment to the customer premises. Customer equipment is connected to Operating Company-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Operating Company's central office where it can be reconfigured for routing to its ultimate destination on the network.

               The Operating Company locates its fiber optic equipment in space provided by the building owner or, more typically, on a customer's premises. IXCs often enter into discussions with building owners to allow the Company to serve the IXCs' customers. This network configuration enables the Company to share electronic equipment among multiple customers, causes little interruption for customers during installation and maintenance and allows the Company to introduce new services rapidly and at low incremental cost.

Employees

               As of March 31, 1997, the Operating Companies and the Company employed a total of 144 and 117 full-time employees, respectively, in support of the Operating Companies' and the Company's operations. The Company also regularly uses the services of its Local Partners, employees and contract technicians for the installation and maintenance of its networks. None of the Operating Companies' or the Company's employees is represented by a collective bargaining agreement. The Company believes that the Operating Companies' and the Company's relations with their respective employees are good.

                                  COMPETITION

               The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. In each of the areas served by an Operating Company, services similar to those offered by the Operating Company are offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have far greater technical and financial resources and provide services that an Operating Company may not currently be authorized by state regulators to offer. See "Regulation--State Regulation." Following the enactment of the Telecommunications Act of 1996 (the "Telecommunications Act"), there has been significant merger activity among the RBOCs which will result in competitors with even greater financial resources and geographic scope than currently faced by the Company. In addition, in many markets, the incumbent LEC currently is excused from paying license or franchise fees or pays fees materially lower than those required to be paid by the Operating Companies.

               While new business opportunities will be made available to the Company through the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the incumbent LECs with an increased degree of flexibility with regard to pricing of their services as competition increases. If the incumbent LECs elect to lower their rates and can sustain lower rates over time, this may adversely affect the revenues of the Operating Companies and the Company by placing downward pressure on the rates the Operating Companies can charge. The Company believes this effect will be offset by the increased revenues available by offering new services, but if future regulatory decisions afford the incumbent LECs excessive pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on the Company.

               Competition for the Company's and the Operating Companies' services is based on price, quality, network reliability, service features and responsiveness to customer needs. The Company believes that its management expertise, coupled with its highly reliable, state-of-the-art digital networks and back-office infrastructure, which offer significant transmission capacity at competitive prices, will allow it to compete effectively with the incumbent LECs, which may not yet have fully deployed fiber optic networks in many of the Company's target markets. The Company believes that the Operating Companies price their services at a modest discount compared to the prices of incumbent LECs while providing a higher level of customer service. The Company's networks provide diverse access routing and redundant electronics, design features not widely deployed by the incumbent LEC networks at the present time. However, as incumbent LECs continue to upgrade their networks, any competitive advantage held by the Company due to the superiority of its facilities may diminish.

Other current or potential competitors of the Company's networks include other CLECs, IXCs, wireless telecommunications providers, microwave carriers, satellite carriers, private networks built by large end users and cable television operators or utilities in markets in which the Company has not partnered with one or the other. In many markets served by the Company, one or more CLECs already are providing service. Furthermore, the three major IXCs have announced ambitious plans to enter the local exchange market. There is no assurance that these IXCs will choose to obtain local services from the Operating Companies in the Company's markets. In addition, recent sweeping changes enacted by the Telecommunications Act facilitate entry by such competitors into local exchange and exchange access markets, including requirements that incumbent LECs make available interconnection and unbundled network elements to any requesting telecommunications carrier at cost-based rates, as well as requirements that LECs offer their services for resale. See "Regulation--Telecommunications Act of 1996." Such requirements permit companies to enter the market for local telecommunications services without investing in new facilities, thereby increasing the number of likely competitors in any given market, and enables the IXCs to provide local services by reselling the service of the incumbent LEC, or purchasing unbundled network elements, rather than using services provided by the Company.

                                   REGULATION

Overview

               Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate services, which constitute a majority of the Operating Companies' current services. Interstate services, for the purpose of determining FCC jurisdiction, are communications that originate in one state and terminate in another state or foreign country. State regulatory commissions exercise jurisdiction over intrastate services. Intrastate services are communications that originate and terminate in the same state. Additionally, municipalities and other local government agencies may regulate limited aspects of the Company's business, such as use of rights-of-way.

Telecommunications Act of 1996

               On February 8, 1996, the Telecommunications Act was signed into law and is considered to be the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The Telecommunications Act will result in substantial changes in the marketplace for voice, data and video services. These changes are opening the local exchange market to competition and will result in a substantial increase in the addressable market for the Company's networks. Among its more significant provisions, the Telecommunications Act (i) removes legal barriers to entry in local telephone markets, (ii) requires incumbent LECs to "interconnect" with competitors, (iii) establishes procedures for incumbent LEC entry into new markets, such as long distance and cable television, (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers, and (v) directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service. As a component of the need for explicit subsidy mechanism for universal service, the FCC was also directed to revise and make explicit subsidies inherent in the current access change system.

Removal of Entry Barriers

               Prior to enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with the incumbent LEC. See "--State Regulation." In these states, the incumbent LEC retained a monopoly over basic local exchange services pursuant to state statute or regulatory policy. In states with these legal barriers to entry, the Company had been limited to the provision of dedicated telecommunications services, which constitutes only a small portion of the local telephone market.

               The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

               This provision of the Telecommunications Act should enable the Operating Companies to provide a full range of local telecommunications services in any state. The Operating Companies will continue their policy of not providing long distance services that compete with the major IXCs in order to enable the Company to work with IXCs to provide an integrated local and long distance service offering to end users. Although the Operating Companies will be required to obtain certification from the state regulatory commission in almost all cases, the Telecommunications Act should limit substantially the ability of a state commission to deny a request for certification filed by an Operating Company. While this provision of the Telecommunications Act expands significantly the markets available to the Operating Companies, it also reduces the barriers to entry by other potential competitors and therefore increases the level of competition the Operating Companies will face in all their markets. See "Competition."

               Some state commissions are currently considering actions to preserve universal service and protect the public safety and welfare. The actions may impose conditions on the certificate issued to an Operating Company which would require it to offer service on a geographically widespread basis through the construction of facilities to serve all residents and business customers in such areas, the acquisition from other carriers of network facilities required to provide such service, or the resale of other carriers' services. The Company believes that state commissions have limited authority to impose such requirements under the Telecommunications Act. The imposition of such conditions by state commissions could increase the cost to the Operating Companies to provide local exchange services.

Access and Interconnection with LEC Facilities

               A company cannot compete effectively with the incumbent LEC in the market for switched local telephone services unless it is able to connect its facilities with the incumbent LEC and obtain access to certain essential services and resources under reasonable rates, terms and conditions. Incumbent LECs historically have been reluctant to provide these services voluntarily and generally have done so only when ordered to by state regulatory commissions.

               The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on incumbent LECs. These requirements will provide access to certain networks under reasonable rates, terms and conditions. Specifically, LECs must provide the following:

               Telephone Number Portability. Telephone number portability enables a customer to keep the same telephone number when the customer switches local exchange carriers. New entrants are at a competitive disadvantage without telephone number portability because of inconvenience and costs to customers that must change numbers.

               Dialing Parity. All LECs must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the LEC's network.

               Reciprocal Compensation. The duty to provide reciprocal compensation means that LECs must terminate calls that originate on competing networks in exchange for a given level of compensation and that they are entitled to termination of calls that originate on their network for which they must pay a given level of compensation.

               Resale. A LEC may not prohibit or place unreasonable restrictions on the resale of its services. In addition, incumbent LECs must offer bundled local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

               Access to Rights-of-Way. A LEC must provide access to its poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

               Unbundling of Network Elements. Incumbent LECs must offer access to various unbundled elements of their network. This requirement allows new entrants to purchase at cost-based rates, elements of an incumbent LEC's network that may be necessary to provide service to customers not located in the new entrants' networks.

               On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the

"Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. After December 31, 1998, each LEC must make number portability available within six months after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs in which the requesting carrier is operating or plans to operate. Until long-term service portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, if these regulations are effective in promoting number portability. The Number Portability Order sets interim criteria for number portability cost recovery. The FCC deferred selecting a long-term number portability cost recovery scheme to a further rulemaking proceeding which is not expected to be decided until later this year. Further, the Number Portability Order is subject to Petitions for Reconsideration filed at the FCC. To the extent that the outcome of the Petitions results in new rules that decrease the LEC obligation to provide number portability or increase the CLEC obligation to pay for number portability, changes to the Number Portability Order could decrease the Company's ability to offer service in competition with the incumbent LECs.

               On August 8, 1996 the FCC released its First Report and Order and Second Report and Order and Memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLEC and incumbent LEC networks and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopt a national framework for interconnection but leave to the individual states the task of implementing the FCC's rules. Because implementation of the Local Competition Orders will be at the state level, it is uncertain how these new requirements will affect the Company. To the extent that the Local Competition Orders reduce the ability of incumbent LECs to impose non-cost-based access charges on IXCs, the Company's competitive advantage in providing customers with access services will decrease. However, to the extent that CLECs are able to interconnect with incumbent LEC networks on favorable terms, the Company's ability to provide competitive local exchange services will increase. The Local Competition Orders are subject to Petitions for Reconsideration filed at the FCC and Petitions for Review filed at the United States Court of Appeals. Additionally, the Eighth Circuit has granted a stay of the pricing and "most favored nation" provisions of the First Report and Order. The pricing provisions establish price ceilings and default prices for interconnection and bundled elements, and the "most favored nation" provision allows carriers to request the incumbent LEC to make available to them on the same terms and conditions, any interconnection, service or network element contained in an approved agreement to which the incumbent LEC is a party. The stay is limited to certain FCC rules. None of the provisions of the underlying Telecommunications Act has been stayed. On November 1, 1996, the Eighth Circuit modified the stay to exclude certain non-pricing portions of the rules that primarily relate to wireless telecommunications providers. The court heard oral argument on January 17, 1997, and a decision is not likely until later this year. To the extent that the outcome of these petitions results in new rules, the Company's ability to provide competitive local exchange services could be affected.

               Although the Number Portability Order, the Local Competition Orders and the underlying statutory requirements are intended to benefit new entrants in the local exchange market, such as the Operating Companies, it is uncertain how effective these requirements will be. Ultimately the success of the Telecommunications Act to bring the benefits of increased competition to consumers will depend in large part upon state regulators' implementation of the Telecommunications Act and the Local Competition Orders as well as numerous rulemakings that should level the playing field between incumbent LECs and new entrants such as the Company. For example, if CLECs are unable to obtain favorable agreements with the incumbent LEC regarding call termination and resale of incumbent LEC facilities and services through negotiation with the incumbent LEC or arbitration at state public utility commissions, there is a diminished likelihood that an Operating Company will be successful in its local exchange market. In addition, the ability of CLECs to resell incumbent LEC services obtained at wholesale rates may permit some CLECs to compete with the Operating Companies without investing in facilities.

               Moreover, these requirements place burdens on an Operating Company when it provides switched local exchange services that will benefit potential competitors. In particular, the obligation to offer services for resale means that a company can resell the Operating Company's services without investing in facilities, although unlike incumbent LECs, the Operating Companies are not required to offer services for resale at discounted rates. Similarly, the obligation to provide access to rights-of-way is of limited benefit to the Operating Companies, which already have such access through their Local Partners, but benefits other potential competitors to a greater degree.

LEC Entry into New Markets

               The Company's principal competitor in each market it enters is the incumbent LEC. See "Competition." Prior to enactment of the Telecommunications Act, incumbent LECs generally were prohibited from providing cable television service pursuant to the "telco/cable cross-ownership prohibition" contained in the Communications Act of 1934, although the prohibition had been stayed by several courts and was not being enforced by the FCC. In addition, the RBOCs generally were prohibited by the MFJ (as defined) from providing interLATA (i.e., long distance) services within the region in which they provide local exchange service.

               The Telecommunications Act repeals the telco/cable cross-ownership prohibition and permits incumbent LECs to provide cable television service. Prior to the Telecommunications Act repeal, some LECs were investing in fiber optic networks on a limited basis through the FCCs "video dialtone" regulatory regime. With the telco/cable cross ownership prohibition removed, incumbent LECs are more likely to invest in fiber optic networks because those facilities will be able to generate a revenue stream previously unavailable on a widespread basis to the incumbent LECs. While incumbent LEC entry into the video market may be a motivating factor for construction of new facilities, these facilities also can be used by an incumbent LEC to provide services that compete with the Company's networks.

               The Telecommunications Act also eliminates the prospective effect of the MFJ and establishes procedures under which an RBOC can enter the market for interLATA services within its telephone service area. This is referred to as "in-region" interLATA service. (RBOCs are currently permitted to provide interLATA long distance services to customers outside of their local service areas. This is referred to as "out-of-region" long distance service.) Before an RBOC can provide in-region interLATA service, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, the RBOC can request authority to provide in-region interLATA services if it offers interconnection under state-approved terms and conditions. The interconnection offered or provided by the RBOC must comply with a "competitive checklist" that is comparable to the interconnection requirements discussed above. See "--Access and Interconnection with LEC Facilities."

               The ability of the RBOCs to provide interLATA services enables them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, who are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability to generate revenues from the IXCs. To date Ameritech has sought authority from the FCC to provide in-region interLATA service in Michigan, and Southwestern Bell Telephone Company ("SWBT") has sought similar authority in Oklahoma. The Department of Justice has opposed SWBT's request in Oklahoma. It is unclear whether Justice will oppose Ameritech's request. More RBOC requests to provide in-region interLATA service are expected to be filed with the FCC shortly.

Relaxation of Regulation

               A long-term goal of the Telecommunications Act is to increase competition for telecommunications services, thereby reducing the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of incumbent LECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Since the Company is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent LECs than the Company in the long run.

               In an exercise of its "forbearance authority," the FCC has ruled that following a transition period nondominant carriers will no longer be able to file tariffs with the FCC concerning their interstate long distance services (the "Detariffing Order"). The FCC's Detariffing Order has been appealed to the U.S. Court of Appeals for the District of Columbia. A portion of the FCC's Detariffing Order has been stayed and the appeal is still pending. Pursuant to the forbearance provisions of the Telecommunications Act, the Company has filed a petition requesting that the FCC reinstate its forbearance policy with regard to tariff filing requirements for competitive providers of interstate access services, such as the Company. See "--Federal Regulation." This would relieve the Company of its biggest existing federal regulatory burden. The FCC has not set a timetable for action on the Company's petition.

               The Telecommunications Act eliminates the requirement that incumbent LECs obtain FCC authorization before constructing new facilities for interstate services. The Telecommunications Act also limits the FCC's ability to review LEC tariff filings. These changes will increase the speed with which incumbent LECs are able to introduce new service offerings and new pricing of existing services, thereby increasing the incumbent LECs' ability to compete with the Company.

Universal Service and Access Charge Reform

               One of the primary goals of the original Communications Act of 1934 was to extend telephone service to all the citizens of the United States. This goal has been achieved largely by keeping the rates for basic local exchange service at a reasonable level. It was traditionally thought that incumbent LECs were able to keep basic residential rates reasonable by subsidizing them with revenues from business and IXC customers, and by subsidizing rural service at the expense of urban customers. The existence and level of these subsidies has been widely disputed in recent years because they are so difficult to quantify.

               On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Such contributions will be assessed based on interstate and international end-user telecommunications revenues.

               In a related proceeding on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules (the "Access Charge Reform Order"). Access charges are charges imposed by LECs on long distance providers for access to the local exchange network and are designed to compensate the LEC for its investment in the local network. The FCC regulates interstate access and the states regulate intrastate access. The Access Charge Reform Order will require incumbent LECs to substantially decrease over time the prices they charge for switched and special access and change how access charges are calculated. These changes are intended to reduce access charges paid by interexchange carriers to LECs and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules begin to reduce access charges to reflect the forward-looking cost of providing access, the Company's competitive advantage in providing customers with access services might decrease. In addition, the FCC has determined that it will give incumbent LECs pricing flexibility with respect to access charges. To the extent such pricing flexibility is granted before substantial facilities-based competition develops, such flexibility could be misused to the detriment of new entrants, including the Company. Until the FCC adopts and releases rules detailing the extent and timing of such pricing flexibility, the impact of these rules on the Company cannot be determined.

               Two aspects of the FCC's Access Charge Reform Order create potential competitive benefits for alternative access providers, including the Company. First, the abolition of the unitary rate structure option for local transport may have an adverse effect on some interexchange carriers, making competitive access services provided by the Company and others more attractive. Second, the FCC ruled that incumbent LECs may no longer impose the transport interconnection charge on competitive providers, such as the Company, that interconnect with the incumbent LEC at the incumbent's end offices.

               Both the Universal Service and Access Charge Reform Orders are subject to petitions seeking reconsideration by the FCC and direct appeals to U.S. Courts of Appeals. Until the time when any such petitions or appeals are decided, there can be no assurance of how the Universal Service and/or Access Charge Reform Orders will be implemented or enforced, or what effect the Orders will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically.

Federal Regulation

               Through a series of regulatory proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." Only incumbent LECs are classified as dominant; all other providers of domestic interstate services, including the Operating Companies, are classified as non-dominant carriers. As non-dominant carriers, the Operating Companies are subject to relatively limited regulation by the FCC. The Operating Companies must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory, subject to the complaint provisions of the Communications Act of 1934, as amended.

               Presently, the Operating Companies are required to file tariffs listing the terms, conditions and rates for their services. Under the Telecommunications Act, the FCC has authority to forbear from regulation (such as toll regulation) provided that such forbearance is consistent with the public interest. In an exercise of its "forbearance authority," the FCC has ruled that following a transition period nondominant carriers will no longer be able to file tariffs with the FCC concerning their interstate long distance services (the Detariffing Order"). The FCC's Detariffing Order has been appealed to the U.S. Court of Appeals for the District of Columbia and the provision requiring interexchange carriers to withdraw their tariffs was stayed by that court on February 13, 1997. That appeal is still pending. On March 21, 1996 the Company filed a forbearance petition requesting the FCC to take this action with regard to competitive providers of interstate access services, but there can be no assurance that it will do so. Under the Communications Act, the Company's petition will be deemed to be granted unless the FCC acts to deny the petition by June 19, 1997.

               The FCC has adopted rules requiring incumbent LECs to provide "collocation" to CAPs for the purpose of interconnecting their competing networks. These rules enable the Operating Companies to carry a portion of a customer's interstate traffic to an IXC even if the customer is not located on the Company's network. The Company has requested collocation in some, but not all, of its markets. The incumbent LECs have proposed collocation rates that are being investigated by the FCC to determine whether they are excessive. If the FCC orders the incumbent LECs to reduce these rates, collocation will be a more attractive option for CLECs. Under the Local Competition Order, incumbent LECs will be required to provide both virtual collocation and actual collocation at their switching offices.

Under the Telecommunications Act, an Operating Company may become subject to additional federal regulatory obligations when it provides local exchange service in a market. All LECs, including CLECs, must make their services available for resale by other carriers, provide nondiscriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. In addition, the Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities.

               Because the states are in the process of implementing rules consistent with the Telecommunications Act and rules adopted by the FCC pursuant to the Act, it is uncertain how burdensome or beneficial such rules will be for the Company and the Operating Companies. The obligation to provide services for resale by others potentially limits any competitive advantage held by the Company by virtue of its state-of-the-art facilities because other carriers, including the incumbent LEC and the IXCs, can simply resell the Operating Companies' services. Similarly, the obligation to provide access to rights-of-way benefits certain competitors more than the Company, which already has such access through its Local Partners. Most of the other obligations impose costs on the Operating Companies that also will be borne by competing carriers so the competitive implication of these requirements should not be significant if they are implemented fairly.

               As part of its decision requiring incumbent LECs to provide virtual collocation, the FCC also granted incumbent LECs flexibility to reduce their rates for interstate access services in markets where a CAP is collocated. This flexibility includes the ability to offer volume and term discounts and to de-average access rates in different "zones" in a state based on the level of traffic. In addition, the FCC has granted two incumbent LECs further flexibility in their most competitive markets and the FCC could grant similar waivers in markets served by the Operating Companies. The FCC also is considering granting incumbent LECs additional pricing flexibility in its pending proceeding regarding incumbent LEC price caps. With the passage of the Telecommunications Act and the anticipated increase in the level of competition faced by incumbent LECs, the FCC could grant incumbent LECs substantial pricing flexibility with regard to interstate access services. It is also anticipated that the prices incumbent LECs charge for access services will be reduced as a result of the FCC's reform of the access charge regime and the adoption of universal service rules. To the extent these regulatory initiatives enable or require incumbent LECs to offer selectively reduced rates for access services, the rates the Operating Companies may charge for access services will be constrained. The Operating Companies' rates also will be constrained by the fact that competitors other than the incumbent LECs are subject to the same streamlined regulatory regime as the Operating Companies and can price their services to meet competition.

State Regulation

               Most state public utility commissions require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

               Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Florida, Kansas, Kentucky, New Jersey, New York, Pennsylvania, Tennessee, Vermont and Virginia. The certificates in New York, Florida, Vermont, Virginia and Tennessee permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. The Operating Companies have interim authority to provide a full range of local telecommunications services in Pennsylvania, and an application for a permanent certificate is pending in that state. In light of the Telecommunications Act, the Operating Companies will request removal of any restrictions that now exist on its certificates in the remaining states and anticipate that requests will be granted. See "--Telecommunications Act of 1996--Removal of Entry Barriers." In addition, the Telecommunications Act will enable the Company to enter new states providing a full range of local services upon certification. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. Many states also may have additional regulatory requirements such as reporting and customer service requirements, unbundling and universal service contributions. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out and service requirements and universal service issues.

               Certain of the states where the Operating Companies operate have adopted specific service funding obligations. For example, in Kentucky, the Operating Company is required to put into escrow, pending the issuance of final Kentucky universal service rules, an amount equal to six percent of gross receipts from the provision of intrastate service in Kentucky once it begins providing intraexchange service. In Pennsylvania, pending the issuance of final rules, the Operating Company will be required to make a universal service contribution based on an "assessment rate" derived from dividing the Operating Company's gross intrastate operating revenues into the statewide intrastate revenues generated by all other carriers. The Operating Company's contribution to the Pennsylvania universal service fund will be phased in over four years with 25 percent of the assessment rate collected in the first year and equal increments added to the payment in the second, third and fourth years. Vermont imposes a universal service fund surcharge to state lifeline, relay and E-911 programs, and potentially affordable service in high cost areas, and also imposes a gross revenues tax, like many other states. In Kansas, the state regulatory commission has ordered telecommunications companies to pay approximately 9% of their intrastate retail revenues to the Kansas Universal Service Fund, beginning March 1, 1997. Proceedings to adopt universal service funding obligation rules are pending or contemplated in the other states in which the Operating Companies conduct business.

               In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been stayed by the reviewing court. See "--Telecommunications Act of 1996--Access and Interconnection with LEC Facilities." These rules establish guidelines for the states to follow when reviewing interconnection agreements and should greatly facilitate the negotiation of interconnection agreements, although it is anticipated that some incumbent LECs may remain reluctant to comply with interconnection requests, thereby delaying an Operating Company's ability to provide switched services. To date, the Operating Companies have negotiated interconnection agreements with one or more incumbent LECs in Kansas, Kentucky, New Jersey, Pennsylvania, Tennessee, Vermont, and Virginia. Of these interconnection agreements, state commissions in Kentucky (BellSouth), Vermont (NYNEX), New Jersey (Bell Atlantic) and Virginia (Bell Atlantic) have approved interconnection agreements. Other interconnection agreements have been filed and are pending approval in Kansas, Pennsylvania, Tennessee, and Virginia. In addition, two interconnection agreements have been recently executed with GTE and will shortly be filed for approval by state commissions in Kentucky and Pennsylvania. Finally, Operating Companies in New York interconnect with NYNEX, pursuant to a NYNEX tariff on file with the New York Public Service Commission, rather than through interconnection agreements.

               The Operating Companies are not presently subject to price regulation or rate of return regulation in any state, although there can be no assurance this will not change when the Operating Companies begin providing switched services in some states. In most states, an Operating Company is required to file tariffs setting forth the terms, conditions and prices for intrastate services. In some states, an Operating Company's tariff lists a rate range or sets prices on an individual case basis.

               Several states have allowed incumbent LECs rate and tariff flexibility, particularly for services deemed subject to competition. This pricing flexibility increases the ability of the incumbent LEC to compete with an Operating Company and constrains the rates an Operating Company may charge for its services. In light of the additional competition that is expected to result from the Telecommunications Act, states may grant incumbent LECs additional pricing flexibility. At the same time, some incumbent LECs may request increases in local exchange rates to offset revenue losses due to competition.

               An investor who acquires as little as ten percent of the Company's outstanding voting securities may have to obtain approval of certain state public utility commissions before acquiring such an interest, because such ownership might be deemed to constitute an indirect controlling interest in the state Operating Company.

Local Government Authorizations

               An Operating Company may be required to obtain from municipal authorities street opening and construction permits, or operating franchises, to install and expand its fiber optic networks in certain cities. In some cities, the Local Partners or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks. An Operating Company or its Local Partners also must obtain a license to attach facilities to utility poles in order to build and expand facilities. Because utilities that are owned by a cooperative or municipality are not subject to federal pole attachment regulation, there are no assurances that an Operating Company or its Local Partners will be able to obtain pole attachments from these utilities at reasonable rates, terms and conditions.

               In some of the areas where the Operating Companies provide service, their Local Partners pay license or franchise fees based on a percent of gross revenue. In addition, in areas where the Company does not use facilities constructed by a Local Partner, the Operating Company may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the incumbent LECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Operating Company or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC.

               If any of the existing Local Partner Agreements or Fiber Lease Agreements held by a Local Partner or an Operating Company for a particular market were terminated prior to its expiration date and the Local Partner or Operating Company were forced to remove its fiber optic cables from the streets or abandon its network in place, even with compensation, such termination could have a material adverse effect on the Company.

Risk Factors

               Cautionary Statements. The statements contained in this Form 10-K that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995), which statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management cautions the reader that these forward-looking statements, such as the Company's plans to build and acquire networks in new areas, the market opportunity presented by larger metropolitan areas, its anticipated installation of local exchange service line and revenues from designated markets during 1997, and statements regarding the development of the Company's business, the markets for the other statements contained above and herein in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Such risks include, but are not limited to, the Company's ability to successfully market its services to current and new customers, access markets, identify, finance and complete suitable acquisitions, design and construct fiber optic networks, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. In particular, these risks include, among others, the following important factors.

Negative Cash Flow and Operating Losses; Limited History of Operations. The Company has experienced significant losses since its inception, with operating losses of approximately $2.6 million, $3.6 million and $9.1 million for the fiscal years ended March 31, 1995, 1996 and 1997, respectively. The Company expects to continue to incur substantial operating losses in the foreseeable future as it pursues its plans to expand its networks, service offerings and customer base. There can be no assurance that such losses will not continue indefinitely. The Company currently accounts for its ownership interests in the Operating Companies in which it does not have majority ownership interest using the equity method and, therefore, the Company's consolidated financial statements include only the Company's pro rata share of such Operating Companies' and the South Florida Partnership's net losses as equity in net losses of joint ventures.

               The Company was formed in October 1991 and, as of March 31, 1997, only 10 of its 21 networks had been in operation for more than 24 months and six networks are not yet in operation. The development of the Company's businesses and the installation and expansion of its networks require significant expenditures, a substantial portion of which are made before any revenues may be realized. Certain of the expenditures, including marketing, sales and general and administrative costs, are expensed as incurred, while certain other expenditures, including network design and construction, negotiation of rights-of-way and costs to obtain legal and regulatory approval, are deferred until the applicable network is operational. The Company will continue to incur significant expenditures in connection with the construction, acquisition, development and expansion of the Company's and Operating Companies' networks, services and customer base.

               In light of the Company's limited operating history, its history of significant operating losses and its expectation that it will continue to incur significant expenses and operating losses for the foreseeable future, there can be no assurance that the Company will be able to implement its growth strategy or achieve or sustain profitability.

               Substantial Leverage. As of March 31, 1997, the Company's total amount of debt outstanding was $215.7 million and the Company had a stockholders' deficiency of $50.3 million. In addition, in each year since its inception, despite increasing revenues, the Company's earnings have been inadequate to cover its fixed charges by a substantial and increasing margin. In addition, the Company anticipates that earnings will be insufficient to cover fixed charges for the foreseeable future.

               The degree to which the Company is leveraged could have important consequences to the Company, including the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to payment of the principal and interest on its indebtedness, thereby reducing funds available for other purposes; (ii) the Company's significant degree of leverage could increase its vulnerability to changes in general economic conditions or increases in prevailing interest rates; (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes could be impaired; and (iv) the Company may be more leveraged than certain of its competitors, which may be a competitive disadvantage.

               On April 15, 1996, the Company issued $329.0 million of 13% Senior Discount Notes ("the Senior Notes"). Because the Company currently has, and anticipates that it will continue to have, a substantial consolidated cash flow deficit, its ability to make cash interest payments on the Senior Notes commencing on October 15, 2001 and to repay its obligations on the Senior Notes at maturity, will be dependent on developing one or more sources of cash flow prior to the date on which such cash payment obligations arise. To accomplish this the Company may seek to (i) refinance all or a portion of the Senior Notes,
(ii) sell all or a portion of its interests in one or more of the Operating Companies, (iii) negotiate with its current Local Partners to permit any excess cash generated by its Operating Companies to be distributed to partners rather than invested in the businesses of such Operating Companies and/or (iv) invest in companies that will make substantial cash distributions. There can be no assurance that (i) there will be a market for the debt or equity securities of the Company in the future, (ii) the Company will be able to sell assets in a timely manner or on commercially reasonable terms or in an amount that will be sufficient to make cash interest or dividend payments and to repay the Senior Notes when due, (iii) the Company will be able to persuade its Local Partners that cash generated by the operations of the Operating Companies should be distributed to partners, members or shareholders or (iv) the Company will be able to locate and invest in companies that will be mature enough to make substantial cash contributions to the Company prior to the time such payments are due.

               Significant Future Capital Requirements. Expansion of the Company's existing networks and services and the development of new networks and services require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and existing networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments and investments in Operating Companies in connection with the installation of 5ESS switches or remote switching modules in all of its existing operating markets by September 1997 (late 1997 as to the Entergy Networks) and additional 5ESSs or remote switching modules in each of the Company's future operational markets. In addition, expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to continue to build networks in additional markets which the Company anticipates will include additional networks with cable and utility partners that have broader geographic coverage and require higher capital outlays than those with cable partners in the past.

               The Company also has funded the purchase of certain partnership interests in the Louisville Operating Partnership and the Nashville Operating Partnership and may be required, or may desire, to raise capital to purchase the partnership interests of other Local Partners.

               The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and Operating Company levels, internally generated funds, equity invested by Local Partners in Operating Companies and additional debt or equity financings, as appropriate, and expects to fund its repurchase of partnership interests of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. There can be no assurance, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.

               The expectations of required future capital expenditures are based on the Company's current estimates. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditure spending.

               Holding Company Structure; Inability to Access Cash Flow. The Company is a holding company with substantially all of its operations conducted through the Operating Companies, and the Company expects that it could develop new networks and operations in the future through joint ventures in which the Company will own less than 50% of the equity interests. Accordingly, the Company's cash flow and, consequently, its ability to service its debt, including the Senior Notes and any other indebtedness, and other cash obligations is dependent on its pro rata share of the cash flow of the Operating Companies and the payment of funds by those Operating Companies in the form of management fees, loans, dividends, distributions or otherwise. The Operating Companies are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes or to make any funds available therefor, whether in the form of loans, dividends, distributions or otherwise. Furthermore, the Company may be unable to access the cash flow of certain of the Operating Companies because it holds a 50% or less ownership interest in certain of such entities and, therefore, does not have the requisite control to cause such entities to make distributions or pay dividends (as applicable) to the partners or equity holders (as applicable). In addition, such entities will be permitted to incur indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends (as applicable) or the making of loans.

Risks Associated with Joint Ventures. Most of the Operating Companies' Local Partner Agreements (as defined) contain mandatory buy/sell provisions that, after a certain number of years, can be initiated by either partner and result in one partner purchasing all of the other partner's interests. Accordingly, there can be no assurance that the Company and its subsidiaries will continue to be in partnership with their current Local Partner, or any other partner, in each of their respective markets, or that the Company or its subsidiaries will have sufficient funds to purchase the partnership interest of such other partner. In addition, if a partner triggers such buy/sell provisions and the Company is unable to purchase the initiating partner's interests, the Company will be forced to sell its interests to the partner, thereby terminating the partnership, which could result in a material adverse effect on the future cash flow of the Company.

               The bankruptcy or insolvency of a Local Partner or an Operating Company could result in the termination of the respective Local Partner Agreement and the related Fiber Lease Agreement (as defined). The effect of such terminations could be materially adverse to the Company and the respective Operating Company. Similarly, all of the Management Agreements (as defined), two of the Local Partner Agreements and five of the Fiber Lease Agreements can be terminated by the respective Local Partner at various times during the next seven years. While the Company believes such agreements will be renewed, there can be no assurance that the Local Partner will not seek to terminate the agreements. Accordingly, the failure to renew such agreements could materially adversely affect the Company and the respective Operating Companies. In addition, the failure of a Local Partner to make required capital contributions could have a material adverse effect on the Company and the respective Operating Company.

               The indenture with respect to the Senior Notes restricts the amount of indebtedness that can be incurred by Operating Companies in which the Company owns a less than 45% interest. Accordingly, the Company's ability to access the cash flow and assets of such Operating Companies may be severely limited.

               Competition. In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act, federal and state regulatory initiatives will provide increased business opportunities to CLECs such as the Company, but regulators are likely to provide incumbent LECs with increased pricing flexibility for their services as competition increases. If incumbent LECs are allowed by regulators to lower their rates substantially, engage in excessive volume and term discount pricing practices for their customers, or charge CLECs excessive fees for interconnection to the incumbent LECs' networks, the net income and cash flow of CLECs, including the Operating Companies, could be materially adversely affected.

               The Telecommunications Act also establishes procedures under which the RBOCs can obtain authority to provide long distance services if they comply with certain interconnection requirements. There have been indications that some of the RBOCs in the markets served by the Company will file for such authority in 1997. There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market. If RBOCs are permitted to provide such services, they will ultimately be in a position to offer single source service. This could result in decreased market share for the major IXCs, which are the Company networks' major customers. Such a result could have an adverse effect on the Company.

               The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, AT&T, MCI, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. The Telecommunications Act facilitates such entry by requiring incumbent LECs to allow new entrants to acquire local services at wholesale prices for resale, and to purchase unbundled networks at cost-based rates. A number of markets served by the Company already are served by one or more CLECs. In addition, all three major IXCs are expected to enter the market for local telecommunications services. Both AT&T and MCI have announced that they have begun to offer local telephone services in some areas of the country, and AT&T recently announced a new wireless technology for providing local telephone service. Although the Company has good relationships with the IXCs, there are no assurances that any of these IXCs will not build their own facilities or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

               The Company also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

               Many of the Company's current and potential competitors, particularly incumbent LECs, have financial, personnel and other resources substantially greater than those of the Company, as well as other competitive advantages over the Company.

               Regulation and Risks of the Telecommunications Act. The Company is subject to varying degrees of federal, state and local regulation. The Company is not currently subject to price cap or rate of return regulation by the FCC, nor is it currently required to obtain FCC authorization for the installation, acquisition or operation of its network facilities. However, the FCC has determined that nondominant carriers, such as the Company and the Operating Companies, are required to file interstate tariffs on an ongoing basis. While the FCC has adopted rules permitting detariffing for many carriers, these rules do not apply to all services, and are subject to pending legal challenges. The Telecommunications Act also requires the FCC to establish a subsidy mechanism for universal telephone service to which the Company will be required to contribute. The Operating Companies that provide intrastate services are also generally subject to certification and tariff filing requirements by state regulators and may also be subject to state reporting, customer service unbundling and universal service requirements. Challenges to these tariffs and certificates by third parties or independent action by state public service commissions could cause the Company to incur substantial legal and administrative expenses. In addition, under the Telecommunications Act, provision of switched services by the Company could be subject to new universal service and other federal regulatory requirements.

               Although the Telecommunications Act eliminates legal barriers to entry, no assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry would not have a material adverse effect on the Company. In particular, the Company's belief that the entire $97 billion local exchange market may ultimately be open to CLEC competition depends upon favorable interpretation of the Telecommunications Act, and the ability of the Company and the Operating Companies to compete in these new market segments may be adversely affected if incumbent LECs are granted greater pricing flexibility and other regulatory relief that enables them to impose costs on potential competitors or otherwise restrict the Company's ability to serve its customers and attract new customers. In addition, the Telecommunications Act removes entry barriers for all companies and could increase substantially the number of competitors offering comparable services in the Company's markets.

               Control by Principal Stockholder. Adelphia currently has approximately 88% of the combined voting power of both classes of Common Stock. Accordingly, Adelphia will be able to control the vote on corporate matters requiring stockholder approval, including, but not limited to, electing directors, amending the Company's Certificate of Incorporation and approving mergers or sales of substantially all of the Company's assets. In addition, pursuant to agreements between the Company, Adelphia and certain of the Company's senior management, Adelphia has the power to control certain corporate transactions of the Company, including its ability to enter into joint ventures and other business relationships. As a result, the Company may be subject to the effect of possible conflicts of interest arising from the relationship with Adelphia in connection with the pursuit of business opportunities in the telecommunications industry. Although directors of the Company who are also directors of Adelphia have certain fiduciary obligations to the Company under Delaware law, such directors are in positions that may create conflicts of interest. There can be no assurance that any such conflict will be resolved in favor of the Company. Three directors of Adelphia serve on the Special Nominating Committee of the Board of Directors of the Company, which is empowered to expand the number of seats on the Company's Board of Directors up to twelve and to fill the vacancies created thereby. In addition, Adelphia has agreed to vote its shares of the Common Stock of the Company to elect the Management Stockholders (as defined herein) to the Company's Board of Directors.

               Dependence on Key Personnel. The success of the Company and its growth strategy depends in large part on the Company's ability to attract and retain key management, marketing and operations personnel. Currently, the Company's businesses are managed by a small number of management and operating personnel with certain other services, including financial and certain accounting services, provided by Adelphia. There can be no assurance that the Company will attract and retain the qualified personnel needed to manage, operate and further develop its business. In addition, the loss of the services of any one or more members of the Company's senior management team could have a material adverse effect on the Company.

               Expansion Risk. The Company is experiencing a period of rapid expansion. The operating complexity of the Company, as well as the level of responsibility for management personnel, has increased as a result of this expansion. The Company's ability to manage such growth effectively will require it to continue to expand and improve its operational and financial systems and to expand, train and manage its employee base.

               Dependence on Business from IXCs. For the fiscal year ended March 31, 1997, approximately 61% of the Operating Companies' combined revenues were attributable to access services provided to MCI, AT&T and other IXCs. The loss of access revenues from IXCs in general or the loss of MCI or AT&T as a customer could have a material adverse effect on the Company's business.

               The Company's growth strategy assumes increased revenues from IXCs and end users following the deployment of switches in the Company's networks and the provision of switched access origination and termination services. In addition, the Company competes in its markets with other CLECs for IXC business. Accordingly, there is no assurance that the IXCs will continue to increase their utilization of the Company's services, or will not reduce or cease their utilization of the Company's services, either of which could have a material adverse effect on the Company.

               Furthermore, the Telecommunications Act establishes procedures under which RBOCs can obtain authority to compete with the IXCs in the long distance market. Due to the Operating Companies' dependence on business from IXCs, any loss of market share by the IXCs could have a material adverse effect on the Company.

               Need to Obtain and Maintain Permits and Rights-of-Way. There can be no assurance that the Company or the Operating Companies, through Local Partners, Adelphia or their own efforts, will be able to maintain existing permits and rights-of-way or to obtain and maintain the other permits and rights-of-way needed to develop and operate existing and future networks. In addition, the Company and the Operating Companies may require pole attachment or conduit use agreements with incumbent LECs, utilities or other LECs to operate existing and future networks, and there can be no assurance that such agreements will be obtained or will be obtainable on reasonable terms. Failure to obtain or maintain such permits, rights-of-way and agreements could have a material adverse effect on the Company's ability to operate and expand its networks.

               The amount of lease payments could be affected by the costs the Local Partners incur for attachments to poles, or use of conduit, owned by incumbent LECs or electric utilities. Various state public utility commissions ("State PUCs"), and the FCC are reviewing whether use of Local Partner facilities for telecommunications purposes (as occurs when the Operating Companies lease fiber optic capacity from Local Partners) should entitle incumbent LECs and electric utilities to higher pole attachment or conduit occupancy fees. Such increased fees could result in an increase in the amount of the lease payments made by the Operating Companies to the Local Partners and could have a significant impact on the profitability of the Operating Companies.

               Rapid Technological Changes. The telecommunications industry is subject to rapid and significant changes in technology. While the Company believes that for the foreseeable future these changes will neither materially affect the continued use of fiber optic telecommunications networks nor materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the businesses of the Company cannot be predicted. Thus, there can be no assurance that technological developments will not have a material adverse effect on the Company.

               Lack of Dividend History. The Company has never declared or paid any cash dividends on its Common Stock and does not expect to declare any such dividends in the foreseeable future. Payment of any future dividends will depend upon earnings and capital requirements of the Company, the Company's debt facilities and other factors the Board of Directors considers appropriate. The Company intends to retain its earnings, if any, to finance the development and expansion of its business, and therefore does not anticipate paying any dividends in the foreseeable future. The Company's ability to declare dividends on its Common Stock is affected by certain covenants in the Indenture.

Glossary

               Access Charges--The fees paid by long distance carriers to LECs for originating and terminating long distance calls over the LECs' local networks.

               Access Line Equivalents--The number of access lines represented by a trunk line, estimated for purposes of this Form 10-K as six access lines per trunk line.

               ATM (Asynchronous Transfer Mode)--A recently commercialized switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard fifty-three bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multi-media" information) at varying rates. The ATM format can be used by many different information systems, including LANs.

               Broadband--Broadband communications systems can transmit large quantities of voice, data and video by way of digital or analog signals. Examples of broadband communication systems include DS-3 fiber optic systems, which can transmit 672 simultaneous voice conversations, or a broadcast television station signal, that transmits high resolution audio and video signals into the home. Broadband connectivity is also an essential element for interactive multimedia applications.

               CAP (Competitive Access Provider)--A company that provides its customers with an alternative to the incumbent local telephone company for local transport of private line, special access and interstate transport of switched access telecommunications services. CAPs are also referred to in the industry as alternative local telecommunications service providers (ALTs), metropolitan area network providers (MANs) and alternative access vendors (AAVs).

               Central Offices or LEC-COs--The switching centers or central switching facilities of the LECs or CLECs.

               Centrex--Centrex is a service that offers features similar to those of a Private Branch Exchange (PBX), except the equipment is located at the carrier's premises and not at the premises of the customer. These features include direct dialing within a given phone system, direct dialing of incoming calls, and automatic identification of outbound calls. This is a value-added service that LECs and CLECs can provide to a wide range of customers who do not have the size or the funds to support their own on-site PBX.

               CLEC (Competitive Local Exchange Carrier)--A CAP that also provides switched local telecommunications services.

               Collocation--The ability of a CAP, IXC or end user to connect its network to a LEC-COs. Physical collocation occurs when a CAP places its network connection equipment inside the LEC-COs. Virtual collocation is an alternative to physical collocation pursuant to which the LEC permits a CAP to connect its network to the LEC-COs on comparable terms, even though the CAP's network connection equipment is not physically located inside the central offices.

               Dedicated Lines--Telecommunications lines dedicated or reserved for use exclusively by particular customers along predetermined routes (in contrast to telecommunications lines within the public switched network).

               Digital--A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary code digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. Digital transmission and switching technologies offer a threefold improvement in speed and capacity over analog techniques, allowing much more efficient and cost-effective transmission of voice, video and data.

               Dialing Parity--Dialing parity exists when a customer calling to or from the network of a CLEC is not required to dial any more digits than for a comparable call originating and terminating on the incumbent LEC's network.

               Diverse Access Routing--A telecommunications network configuration in which signals are transported simultaneously along two different paths so that if one cable is cut, traffic can continue in the other direction without interruption to its destination. The Company's networks generally provide diverse access routing.

               DS-0, DS-1, DS-3--Standard telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of up to 64 kilobits per second. DS-1 service has a bit rate of 1.544 megabits per second and DS-3 service has a bit rate of 45 megabits per second.

               FCC--Federal Communications Commission

               Fiber Mile--The number of route miles installed (excluding pending installations) along a telecommunications path multiplied by the number of fibers along that path. See the definition of "route mile" below.

               Fiber Optics--Fiber optic cable is the medium of choice for the telecommunications and cable industries. Fiber is immune to electrical interference and environmental factors that affect copper wiring and satellite transmission. Fiber optic technology involves sending laser light pulses across glass strands in order to transmit digital information. A strand of fiber optic cable is as thick as a human hair yet is said to have more bandwidth capacity than copper cable the size of a telephone pole.

               Fiber Optic Ring Network--Most CAPs have built their networks in ring configurations in order to ensure that, if one segment of a network is damaged or cut, the traffic is simply re-routed and sent to its destination in the opposite direction. The Company uses a "self-healing" optical fiber ring architecture known as SONET.

               Frame Relay--Frame relay is a high speed data packet switching service used to transmit data between computers. Frame relay supports data units of variable lengths at access speeds ranging from 56 kilobits to 1.5 megabits. This service is appropriate for connecting LANs, but is not appropriate for voice and video applications due to the variable delays which can occur. Frame relay was designed to operate at higher speeds on modern fiber optic networks.

               Frame Relay Service--Data communications service that functions as a fast packet transport service of variable length data packets between customer designated locations and supports the establishment of software defined logical connections and circuits that act as private facilities on a public platform.

               Hubs--Collection centers located centrally in an area where telecommunications traffic can be aggregated at a central point for transport and distribution.

               Interconnection Decisions--Rulings by the FCC announced in September 1992 and August 1993, which require the RBOCs and most other LECs to provide interconnection in LEC-COs to any CAP, IXC or end user seeking such interconnection for the provision of interstate special access and switched access transport services.

               InterLATA Calls--InterLATA calls are calls that pass from one LATA to another. Typically, these calls are referred to as long distance calls. The Telecommunications Act establishes procedures under which the RBOCs can receive authority to provide interLATA services.

               IntraLATA Calls--IntraLATA calls, also known as short haul calls, are those calls that originate and terminate within the same LATA. All states allow intraLATA competition, but dialing parity still does not exist in most states and very little LEC intraLATA revenue has been won by competitors.

               IXC (Interexchange or Long Distance Carriers)-- Usually referred to as long distance carriers. There are many facilities-based IXCs, including AT&T, MCI, WorldCom and Sprint, as well as a few CAPs that provide interexchange service.

               Kilobit--One thousand bits of information. The information-carrying capacity (i.e., bandwidth of a circuit may be measured in "kilobits per second.")

               LANs (Local Area Networks)--The interconnection of computers for the purpose of sharing files, programs and various devices such as work stations, printers and high-speed modems. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

               LATAs--The geographically defined Local Access and Transport Areas in which LECs are authorized by the MFJ to provide local exchange services. These LATAs roughly reflect the population density of their respective states (for example California has 11 LATAs while Wyoming has one). There are 164 LATAs in the United States.

               LEC (Local Exchange Carrier)--A company providing local telephone services.

               LEC-CO--Local Exchange Carrier's Central Office.

               Local Exchange Areas--A geographic area determined by the appropriate state regulatory authority in which local calls generally are transmitted without toll charges to the calling or called party.

               LSO--Local Serving Office of the incumbent LEC.

               Megabit--One million bits of information. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second."

               MFJ (Modified Final Judgment)--The MFJ was a consent decree entered into in 1982 between AT&T and the Department of Justice which forced the breakup of the old Bell System through the divestiture of the seven separate Regional Bell Operating Companies (RBOCs) from AT&T. Divestiture resulted in two distinct segments of the telecommunications service market: local and long distance. This laid the groundwork for intense competition in the long distance industry, but essentially created seven separate regionally-based local exchange service monopolies. The Telecommunications Act removes most MFJ restrictions on a prospective basis from AT&T and the RBOCs.

               Network Systems Integration--Involves the creation of a turnkey telecommunications network including (i) route and site selection and obtaining rights of way and legal authorizations to install the network; (ii) design and engineering of the system, including technology and vendor assessment and selection, determining fiber optic circuit capacity, and establishing reliability/flexibility standards; and (iii) project and construction management, including contract negotiations, purchasing and logistics, installation as well as testing and construction management.

               Number Portability--The ability of an end user to change local exchange carriers while retaining the same telephone number.

               Off-Net--A customer that is not physically connected to one of the Company's networks but who is accessed through interconnection with a LEC network.

               On-Net--A customer that is physically connected to one of the Company's networks.

               Overlash--An aerial cable construction technique that involves the attachment of a new cable to an existing cable by placing the new cable beside the existing cable, and lashing (or binding) the two cables together by means of a lashing wire that is wrapped around both cables. This technique allows for the addition of new cable facilities utilizing existing pole attachments without the requirement for additional space on the pole.

               PCS (Personal Communications Service)--A type of wireless telephone system that uses light, inexpensive handheld sets and communicates via low power antennas.

               PBX--A Private Branch Exchange is a switching system within an office building which allows calls from outside to be routed directly to the individual or through a central number. A PBX also allows for calling within an office by way of four digit extensions. Centrex is a service which can simulate this service from an outside switching source, thereby eliminating the need for a large capital expenditure on a PBX.

               Physical Collocation--Physical Collocation occurs when a CAP places its own network connection equipment inside the LEC-CO. The Telecommunications Act gives the FCC authority to mandate physical collocation. See Virtual Collocation.

               POPs (Points of Presence)--Locations where an IXC has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that IXC.

               Private Line--A private, dedicated telecommunications connection between different end user locations (excluding IXC POPs).

               Private Line Data Interconnect Service--A data transport service utilizing data products and private line facilities that are packaged together with data products.

               Public Switched Network--That portion of a LEC's network available to all users generally on a shared basis (i.e., not dedicated to a particular user).

               Public Utility Commission--A state regulatory body which regulates utilities, including telephone companies providing intrastate services. In some states this regulatory body may have a different name, such as public service commission.

               RBOCs (Regional Bell Operating Companies)--The seven local telephone companies established by the MFJ. The RBOCs were prohibited from providing interLATA services and from manufacturing telecommunications equipment under the MFJ, but the Telecommunications Act of 1996 establishes procedures for lifting these restrictions.

               Reciprocal Compensation--The compensation paid by a local carrier for termination of a local call on the network of a competing carrier which is obligated to pay a comparable charge to terminate traffic on the network of the first carrier. Reciprocal compensation is distinct from the one way access charges by which the IXCs compensate LEC's for originating or terminating traffic.

               Redundant Electronics--A telecommunications facility using two separate electronic devices to transmit a telecommunications signal so that if one device malfunctions, the signal may continue without interruption.

               Remote Modules (or Remote Switching Modules)--Telephone switching units that are attached to a host switch (usually via DS1 lines) in a different geographic location. Remote modules provide the capability of offering switching functionality to areas that will not economically support a host switch.

               Rights of Way--Rights of certain entities (usually utility, cable TV or telephone companies and local government agencies) to "pass over" or place facilities on, over, or underneath property. This includes the ability to place cable on poles, in conduit, and to bury cable underground.

               Route Miles--The number of miles of the telecommunications path in which fiber optic cables are installed as it would appear on a network map.

               Second and Third Tier Markets--Metropolitan markets in the United States with population bases ranging from 250,000 to two million.

               Special Access Services--The lease of private, dedicated telecommunications lines or "circuits" along the network of a LEC or a CAP, which lines or circuits run to or from the IXC POPs. Examples of special access services are telecommunications lines running between POPs of a single IXC, from one IXC POP to the POP of another IXC or from an end user to its IXC POP. Special access services do not require the use of switches.

               SONET (Synchronous Optical Network)--SONET is the electronics and network architecture which enable transmission of voice, video and data (multimedia) at very high speeds. This state-of-the-art self-healing ring network offers advantages over older linear networks in that a cut line or equipment failure can be overcome by re-routing calls within the network. If the line is cut, the traffic is simply reversed and sent to its destination around the other side of the ring.

               Switch--A sophisticated computer that accepts instructions from a caller in the form of a telephone number. Like an address on an envelope, the numbers tell the switch where to route the call. The switch opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users. Switches allow local telecommunications service providers to connect calls directly to their destination, while providing advanced features and recording connection information for future billing.

               Switched Access Transport Services--Transportation of switched traffic along dedicated lines between the LEC central offices and IXC POPs.

               Switched Services--Services which utilize a switch, as opposed to dedicated services which are non-switched. These services are the greatest source of revenue for carriers.

               Switched Traffic--Telecommunications traffic along a switched network.

               Virtual Collocation--Virtual collocation is an alternative to physical collocation in which the CAPs connect their equipment to the LECs facilities from a remote location and request that the LEC install the necessary electronics in its central office which is then leased by the LEC to the CAP for charges which are generally higher than the charges for physical collocation. However, the CAP avoids payment of the initial capital costs for the leased facilities which the CAP must incur under physical collocation.

               Voice Grade Equivalent Circuit--One DS-0. One voice grade equivalent circuit is equal to 64 kilobits of bandwidth per second.

ITEM 2.  PROPERTIES

               The Company leases its principal executive offices from Adelphia in Coudersport, Pennsylvania and leases its offices in Pittsburgh, Pennsylvania. Additionally, the Company owns its NOCC facilities.

               All of the fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in the networks, are owned or leased by the applicable Operating Company. See "--The Company's Markets."

Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of March 31, 1997, the Company's total telecommunications equipment in service consists of fiber optic telecommunications equipment, fiber optic cable, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

               Substantially all of the fiber optic telecommunications equipment used in the Company's networks is housed in multiple leased facilities in various locations throughout the metropolitan areas served by the Company. The Company believes that its properties and those of its Operating Companies are adequate and suitable for their intended purpose.

ITEM 3.  LEGAL PROCEEDINGS

               The Company is not a party to any material pending legal proceedings except for claims, lawsuits or proceedings arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

               There is no public trading market for the Company's common equity. In addition there is no public trading market for the Company's outstanding Warrants to purchase Class B Common Stock of the Company. As of June 1, 1997, there was one holder of record of the Company's Class A Common Stock, par value $.01 per share, 4 holders of record of the Company's Class B Common Stock, par value $.01 per share and one holder of record of the Company's Warrants to purchase Class B Common Stock (which is a registered clearing agency holding such warrants on behalf of its participants).

Dividends

               The Company has never declared any cash dividends on any of its respective equity securities. Covenants in the indenture pursuant to which the Company's Senior Notes were issued restrict the ability of the Company to pay cash dividends on its capital stock.

Sales of Unregistered Securities

               On April 15, 1996, the Company issued 329,000 Units consisting of an aggregate of $329.0 million of 13% Senior Discount Notes and 329,000 Class B Warrants to purchase an aggregate of 613,427 shares of its Class B Common Stock. Gross proceeds from the offering were approximately $174.8 million. Proceeds to the Company, net of discounts, commissions and other transaction costs were approximately $168.6 million. The Units were initially sold in a private placement to Bear, Stearns & Co. Inc., Chase Securities Inc. and NationsBanc Capital Markets, Inc., the Initial Purchasers, who resold such Units to qualified institutional investors, in reliance upon exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and

Rule 144A thereunder. The Class B Warrants are exercisable at $.01 per share of Class B Common Stock, effective May 1, 1997, and expire on April 1, 2001.

               On March 4, 1997 and April 1, 1997, the Company issued 104,000 shares and 18,000 shares, respectively, of Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with the Company. Both issuances were made under the Company's 1996 Long-Term Incentive Compensation Plan, in reliance upon exemptions from registration contained in Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

               (Dollars in thousands, except per share amounts)

               The following selected consolidated financial data (except the unaudited information for the fiscal year ended March 31, 1993) are derived from, and should be read in conjunction with, the audited Consolidated Financial Statements of the Company and the related Notes thereto contained elsewhere herein. The unaudited information for the fiscal year ended March 31, 1993 is derived from other Company information. All of the following information should be read in conjunction with the Company's Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

COMPANY DATA (a):
                                                                        Fiscal Year Ended March 31,
                                                           1993        1994       1995        1996         1997
                                                                          (Dollars in thousands)
Statement of Operations Data:
Telecommunications service and management fee revenue   $    89    $    417    $  1,729    $  3,322    $   5,088
Operating expenses:
Network operations                                           19         330       1,382       2,690        3,432
Selling, general and administrative                         921       2,045       2,524       3,084        6,780
Depreciation and amortization                                30         189         463       1,184        3,945
Operating loss                                             (881)     (2,147)     (2,640)     (3,636)      (9,069)
Gain on sale of investment                                   --          --          --          --        8,405
Interest income                                              --          17          39         199        5,976
Interest expense and fees                                    --      (2,164)     (3,321)     (6,088)     (28,377)
Equity in net loss of joint ventures                       (194)       (528)     (1,799)     (4,292)      (7,223)
Net loss                                                 (1,075)     (4,725)     (7,692)    (13,620)     (30,547)
Net loss per weighted average share of common stock     $ (0.11)   $  (0.47)   $  (0.77)   $  (1.36)   $   (2.88)
Other Company Data:
EBITDA(b)                                               $  (851)   $ (1,958)   $ (2,177)   $ (2,452)   $  (5,124)
Capital expenditures and Company investments(c)           3,891       8,607      10,376      18,899       79,396
Cash used in operating activities                          (725)     (2,121)     (2,130)       (833)      (4,823)
Cash used in investing activities                        (3,806)     (8,607)    (10,376)    (18,899)     (72,818)
Cash provided by financing activities                     4,645      10,609      12,506      19,732      137,455


                                                                             As of March 31,
                                                                             ---------------
                                                          1993        1994        1995        1996         1997
                                                          ----        ----        ----        ----         ----
                                                                          (Dollars in thousands)

Balance Sheet Data:
    Cash and cash equivalents                            $  118    $     --    $     --    $     --    $  59,814
    Total assets                                          4,316      14,765      23,212      35,269      174,601
    Long term debt                                        4,814      19,968      35,541      50,855      215,675
    Stockholders' equity(deficiency)                     (1,286)     (6,011)    (13,703)    (27,323)     (50,254)
----------------------------

(a) Financial Information for the Company and its consolidated Subsidiaries. As of March 31, 1997, 17 of the Company's networks were owned by joint ventures in which it owns an interest of 50% or less, and for which the Company reports its interest pursuant to the equity method of accounting consistent with generally accepted accounting principles.

(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.



(c) For the fiscal years ended March 31, 1993, 1994, 1995, 1996 and 1997, the Company's capital expenditures (including capital expenditures relating to its wholly owned Operating Companies) were $2.0, $3.1, $2.9, $6.1 and $24.6 million, respectively, and the Company's investments in its less than wholly owned Operating Companies and the South Florida Partnership (as defined) were $1.9, $5.5, $7.5, $12.8 and $34.8 million, respectively, for the same periods. Furthermore, during the fiscal year ended March 31, 1997, the Company invested $20.0 million in fiber assets and a senior secured note. See the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

Summary Operating Data

               The following summary operating data is unaudited information that represents data for 100% of the Operating Companies' networks and is derived from Company information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Supplementary Operating Company Financial Analysis." As of March 31, 1997, 17 of the Company's networks were 50% or less owned by the Company. The Company reports its interest in such 50% or less owned networks pursuant to the equity method of accounting consistent with generally accepted accounting principles. As a result, the financial information set forth below is not indicative of the Company's overall financial position and investors should not place undue reliance on such information.

NETWORK DATA (unaudited)(a):
                                                           Fiscal Year Ended March 31,
                                              1993         1994       1995        1996         1997
                                                              (Dollars in thousands)

Operations Data:
Network revenues ........................   $   195    $    962    $  3,056    $  7,763    $  15,223
Operating expenses:
Network operations ......................       504         789       1,946       4,871        8,069
Selling, general and administrative .....       353       1,145       2,439       5,316        8,827
Depreciation and amortization ...........       207         839       2,467       6,137       14,305
Operating loss ..........................      (869)     (1,811)     (3,796)     (8,561)     (15,978)
Net loss ................................      (948)     (2,077)     (4,569)    (11,285)     (20,547)

Other Operating Data:
EBITDA (b) ..............................   $  (662)   $   (972)   $ (1,329)   $ (2,424)   $  (1,673)
Capital expenditures ....................     4,947      13,790      24,658      45,177      128,270


                                                               As of March 31,
                                              1993        1994       1995        1996         1997
                                              ----        ----       ----        ----         ----
                                                             (Dollars in thousands)

Asset and Liability Data:
Gross property, plant & equipment (c) ...   $ 6,952    $ 21,907    $ 49,107    $ 97,318    $ 228,384
Capital lease obligations (d) ...........     1,244       3,291      11,166      18,163       47,423

                                                 As of March 31,
                                                1996         1997
Other Network Data:
Networks in operation ..................          13           15
Cities served (e) ......................          19           33
Networks under construction ............           4            6
Route miles (e) ........................       2,210        3,461
Fiber miles (e) ........................     106,080      166,131
Buildings connected ....................         822        1,270
LEC-COs collocated (f) .................          44          104
Voice grade equivalent circuits ........     186,292      466,056
Switches installed (g) .................           5            7
Employees (h) ..........................         155          261

(a) Unless otherwise stated, the data presented represent the summation of all of the networks' financial and operating information for each of the categories presented. Network Data is derived from the Operating Companies' records and presents information for the Company's networks, but does not include information for the South Florida Partnership.

(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.

(c) Represents total property, plant and equipment (before accumulated depreciation) of the networks, the NOCC and the Company.

(d) Represents fiber lease financings with the respective Local Partners for each network.

(e) Excludes networks under construction.

(f) LEC-CO collocated means that the Company has interconnected its network at the LEC-CO.

(g) Represents Lucent 5ESS switches or remote switch modules which deliver full switch functionality.

(h) Employees includes combined employees of the Operating Companies and the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent LECs in its markets. Since its inception in October 1991 through March 31, 1997, the Company experienced substantial growth, building from its original two partnerships covering two networks to 17 Operating Companies and 21 networks. At March 31, 1997, 15 of these 21 networks were operational. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users and resellers, including IXCs. The Company believes that its strategy of utilizing Local Partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

               As of March 31, 1997, the Company's Operating Companies were made up of three wholly owned subsidiaries, one majority-owned company and 13 joint ventures (through which the Company has an interest in 17 networks) where the Company owns 50% or less of the aggregate equity interests in such Operating Companies. Results of majority-owned subsidiaries are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less and the Company's ownership interest in TCG of South Florida (the "South Florida Partnership"), until it was sold on May 16, 1996, are recorded under the caption "Equity in net loss of joint ventures" in the Company's Consolidated Financial Statements utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies and the South Florida Partnership are carried at cost and are subsequently adjusted for the Company's pro rata share of the Operating Companies' and the South Florida Partnership's net losses, additional capital contributions to the Operating Companies and the South Florida Partnership, and distributions from the Operating Companies and the South Florida Partnership to the Company. The Company is responsible for the design, construction, management and operation of the networks owned by all of the Operating Companies and receives management fees from the Operating Companies for its management and network monitoring services. Management fees, which are generally based on the Company's costs of providing such services, are determined by Local Partner Agreements and vary depending upon the market. Management fees are accounted for as revenues of the Company. To date, the Company's principal source of revenues has been derived through management fees from its Operating Companies, although in the future the Company expects that majority-owned Operating Companies revenues will represent an increasing proportion of the Company's revenue.

               Since its inception, the Company, in conjunction with its Local Partners, has made substantial investments in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of March 31, 1997, the Company's networks had approximately 3,461 route miles, approximately 166,131 fiber miles and were connected to approximately 1,270 buildings in 15 operating networks. As of March 31, 1997, the Operating Companies had installed seven switches or remote modules, four of which were operational at March 31, 1997. The Company expects to offer switched services in all of its markets during 1997. The Company's NOCC in Coudersport, Pennsylvania provides for remote control, monitoring and diagnosis of all Operating Company networks. Funding for the development of the Operating Companies has come from investments by the Company and the Local Partners as well as from Fiber Lease Financings which enable the Company to finance the building of fiber optic plant through long-term leases. Excluding investments in the South Florida Partnership, which was sold on May 16, 1996, the combined capital invested by the Company and the local partners through March 31, 1997 in the Operating Companies' networks, the NOCC and other activities totaled approximately $284 million. Due to savings achieved in the construction of fiber optic networks by working with Local Partners, the Company believes that building a comparable level of network infrastructure without Local Partners would require a substantially greater level of capital investment.

               In the markets where the Company's networks are currently operating or are under construction, the Company believes it has an addressable market of approximately $5.2 billion annually, substantially all of which is currently provided by the incumbent LECs. This addressable market estimate does not include the market for enhanced data services, wireless resale, internet access or long distance services, which the Company has the ability to enter at its option.

Results of Operations

Fiscal 1997 in comparison with Fiscal 1996

               Revenues increased 53% to $5.1 million for the fiscal year ended March 31, 1997 ("Fiscal 1997") from $3.3 million in the prior fiscal year. Growth in revenues of $1.8 million resulted primarily from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $0.8 million over the prior fiscal year. Revenues from majority and wholly-owned Operating Companies also increased approximately $1.0 million as compared to the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company.

               Network operations expense increased 28% to $3.4 million in Fiscal 1997 from $2.7 million in the prior fiscal year. Substantially all of the increase was attributable to the expansion of operations at the NOCC, as well as the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs.

               Selling, general and administrative expense increased 120% to $6.8 million in Fiscal 1997 from $3.1 million in the prior fiscal year. Approximately $0.9 million of the $3.7 million increase was due to an increase in the amount of allocated costs from Adelphia. These costs include charges for office space, senior management support and shared services such as finance activities, information systems, computer services, investor relation activities, payroll and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own. In addition, $0.7 million of the increase was due to a write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996. The remainder of the increase was due to increased administrative and sales and marketing efforts as well as corporate and NOCC overhead cost increases due to growth in the number of Operating Companies managed and monitored by the Company.

               Depreciation and amortization expense increased 233% to $3.9 million during Fiscal 1997 from $1.2 million in the prior fiscal year primarily as a result of the amortization of $1.0 million of costs incurred in connection with the issuance of the 13% Senior Discount Notes and increased depreciation resulting from higher capital expenditures at the NOCC and the majority and wholly owned Operating Companies.

               Gain on sale of investment is due to the sale of the Company's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group Inc. on May 16, 1996 for an aggregate sales price of approximately $11.6 million. This sale resulted in a gain of $8.4 million.

               Interest income for Fiscal 1997 increased to $6.0 million from $0.2 million in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 13% Senior Discount Notes and Warrants.

               Interest expense and fees increased 366% to $28.4 million during Fiscal 1997 from $6.1 million in the prior fiscal year. The increase was attributable to $23.5 million of non-cash interest expense associated with the 13% Senior Discount Notes partially reduced by lower affiliate interest expense due to decreased borrowings from Adelphia.

               Equity in net loss of joint ventures increased by 68% to $7.2 million during Fiscal 1997 from $4.3 million in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for Fiscal 1997 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the

 Operating
Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

               The number of nonconsolidated networks paying management fees to the Company increased from 13 at March 31, 1996 to 14 at March 31, 1997. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3.2 million for Fiscal 1997, an increase of approximately $0.8 million over the prior fiscal year. The nonconsolidated networks' net losses, including networks under construction, for Fiscal 1997 aggregated approximately $17.1 million.

               Net loss increased by 124% to $30.5 million during fiscal 1997 from $13.6 million in the prior fiscal year. The increase was primarily attributable to greater interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures, increased depreciation and amortization, and increased selling, general, and administrative expenses partially offset by higher interest income and the gain recognized on the sale of the Company's investment in TCG of South Florida.

               Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") decreased 109% to ($5.1) million in Fiscal 1997 from ($2.5) million for the prior fiscal year. Increased revenues from management fees and the majority and wholly owned Operating Companies were more than offset by increased operating costs. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.

Fiscal 1996 in comparison with Fiscal 1995

               Revenues increased 92.1% to $3.3 million for the year ended March 31, 1996 ("Fiscal 1996") from $1.7 million for the prior fiscal year. Approximately $1.0 million of the increase resulted from continued expansion in the number and size of Operating Companies and the resulting increase in management fees, and $0.6 million of the increase resulted from the Vermont Operating Company generating revenues during the entire fiscal year.

               Network operations expense increased 94.6% to $2.7 million in Fiscal 1996 from $1.4 million for the prior fiscal year. Approximately $0.8 million of the increase was attributable to the Vermont Operating Company reporting expenses relating to its operations for the entire fiscal year and $0.4 million was attributable to the expansion of operations at the NOCC, including systems upgrades.

               Selling, general and administrative expense increased 22% to $3.1 million in Fiscal 1996 from $2.5 million for the prior fiscal year. Of the increase, approximately $0.4 million was attributable to corporate overhead increases to accommodate the growth in the number of Operating Companies managed by the Company, and $0.1 million was attributable to the full twelve-months of operations at the Vermont Operating Company.

               Depreciation and amortization expense increased 156% to $1.2 million in Fiscal 1996 from $0.5 million for the prior fiscal year primarily as a result of increased capital expenditures at the Vermont Operating Company and the NOCC.

               Interest expense and fees increased 83% to $6.1 million in Fiscal 1996 from $3.3 million for the prior fiscal year. The increase was directly attributable to increased borrowings from Adelphia which were used to fund investments in Operating Companies and the South Florida Partnership, capital expenditures and the Company's operations. All of the Company's interest expense was non-cash and was added to amounts due to Adelphia.

               Equity in net loss of joint ventures increased by 139% to $4.3 million in Fiscal 1996 from $1.8 million for the prior fiscal year as two more nonconsolidated Operating Companies began operations. The net loss for the nonconsolidated Operating Companies and the South Florida Partnership for the year ended March 31, 1996 aggregated approximately $14.5 million. The net losses of the Operating Companies for the year ended March 31, 1996 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with the design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

               The number of nonconsolidated networks paying management fees to the Company increased from 9 at March 31, 1995 to 13 at March 31, 1996. Such 13 networks paid management and monitoring fees to the Company aggregating approximately $2.4 million for Fiscal 1996, an increase of approximately $1.0 million over Fiscal 1995.

               Net loss increased to $13.6 million for Fiscal 1996 from $7.7 million for Fiscal 1995. The increase was primarily attributable to greater interest expense, increased equity in the net losses of the Company's joint ventures, and increased depreciation and amortization.

               EBITDA decreased 13% to ($2.5) million in Fiscal 1996 from ($2.2) million for the prior fiscal year. Increased revenues from management fees and the Vermont Operating Company were more than offset by increased operating costs.

Supplementary Operating Company Financial Analysis

               The Company believes that working with Local Partners to develop markets enables the Company to build larger networks in a rapid and cost effective manner. In pursuit of this strategy, the Company currently has joint ventures with Local Partners where the Company owns 50% or less of each partnership or corporation. As a result of the Company's ownership position in these joint ventures, a substantial portion of the Operating Companies' results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because all of the assets, liabilities and results of operations of the Operating Companies are not presented in the Company's consolidated financial statements, financial analysis of these Operating Companies based upon the Company's results does not represent a complete measure of the growth or operations of the Operating Companies.

               In order to provide an additional measure of the growth and performance of all of the Company's networks, management of the Company analyzes a variety of financial information including revenues, EBITDA and capital expenditures. Revenues and EBITDA of the Operating Companies indicate the level of activity in the Company's networks. Capital expenditures of the Operating Companies along with network construction statistics, such as route miles and buildings connected, indicate the extensiveness of the Company's construction and expansion efforts in those markets. The financial information set forth below, however, is not indicative of the Company's overall financial position.

               The Operating Companies have shown substantial growth in revenues since the Company's inception in October 1991. Total combined revenues for the Operating Companies have doubled each year since the Company's inception.

               Revenues during Fiscal 1997 of $15.2 million were $7.5 million or 96% higher than Fiscal 1996 primarily due to the Buffalo, Vermont, Richmond, Louisville, Jacksonville and Wichita markets. Revenues during Fiscal 1996 of $7.8 million were $4.7 million or 154% higher than during Fiscal 1995 due to the expansion of the existing networks and the initial generation of revenues in the Buffalo and Louisville networks.

               There can be no assurance that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.

               EBITDA increased for Fiscal 1997 by $0.8 to ($1.7) million, as compared to Fiscal 1996. The increase was due to higher revenues in most of the networks which had commenced operations in the prior fiscal year, offset by increased operating expenses in those networks, and start up costs in several new networks, particularly Philadelphia and New Jersey. Excluding the start up losses in the Philadelphia and New Jersey markets, EBITDA would have been $1.4 million for Fiscal 1997. For Fiscal 1996, EBITDA decreased by $1.1 million to ($2.4) million from ($1.3) million in Fiscal 1995. The decrease was primarily due to increases in operating expenses in several networks, including Vermont, Buffalo, New Jersey, Harrisburg, Charlottesville and Louisville, offset somewhat by increased EBITDA in the Syracuse, Richmond, Nashville and Wichita networks.

               The Operating Companies' capital expenditures for Fiscal 1996 and Fiscal 1997 have grown consistently, reflecting the addition of new networks and the expansion and growth of existing networks. There can be no assurance, however, that the Company and Operating Companies will continue to be able to fund the Company's significant requirements for future capital expenditures of the Operating Companies.

Supplementary Operating Company Financial Information by Cluster (unaudited)

                                    Revenues
                         Fiscal      Fiscal       Fiscal
                          1995        1996         1997
                          ----        ----         ----
                              (Dollars in thousands)

Northeast ..........  $   1,393   $   3,991   $   5,553
Mid-Atlantic .......        267         735       2,227
Mid-South ..........         44         473       1,264
Other Networks .....      1,352       2,564       6,179
Total ..............  $   3,056   $   7,763   $  15,223


                                     EBITDA
                         Fiscal      Fiscal       Fiscal
                          1995        1996         1997
                               (Dollars in thousands)

Northeast ..........  $    (183)  $    (765)  $     594
Mid-Atlantic .......       (308)       (766)     (3,681)
Mid-South ..........       (605)       (878)       (503)
Other Networks .....       (233)        (15)      1,917
Total ..............  $  (1,329)  $  (2,424)  $  (1,673)


                              Capital Expenditures
                         Fiscal       Fiscal      Fiscal
                          1995         1996        1997
                             (Dollars in thousands)

Northeast ..........  $   8,167   $   6,978   $  28,654
Mid-Atlantic .......      3,923      14,351      67,892
Mid-South ..........      4,002       7,321      19,455
Other Networks .....      8,566      16,527      12,269
Total ..............  $  24,658   $  45,177   $ 128,270

Liquidity and Capital Resources

               The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $2.9 million, $6.1 million and $24.6 million for Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively. Further, investments made in the Company's nonconsolidated Operating Companies and the South Florida Partnership by the Company were $7.5 million, $12.8 million and $34.8 million in Fiscal 1995, Fiscal 1996 and Fiscal 1997, respectively. Also, during Fiscal 1997, the Company invested $20.0 million in fiber assets and a senior secured note in furtherance of its strategy to interconnect its networks in the northeastern United States. The Company expects that it will continue to have substantial capital and investment requirements. The Company also expects to have to continue to fund operating losses as the Company develops and grows its business.

               Through March 31, 1997, Adelphia had made loans and advances totaling approximately $68.3 million, including accrued interest, to the Company and leased $2.6 million in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37.8 million of such loans and advances. In addition, Local Partners have invested approximately $81.5 million as their pro rata investment in those networks through March 31, 1997. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $50.1 million for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $81.6 million to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, these investments and the Fiber Lease Financings have totaled $284.1 million from the Company's inception through March 31, 1997.

               The Company has experienced substantial negative cash flow since its inception. A combination of operating losses, the substantial capital investments required to build the Company's wholly owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow. For the fiscal years ended March 31, 1995, 1996 and 1997, cash used in operating activities totaled $2.1 million, $0.8 million and $4.8 million, respectively, cash used in investing activities totaled $10.4 million, $18.9 million and $72.8 million, respectively, and cash provided by financing activities totaled $12.5 million, $19.7 million and $137.5 million, respectively. Prior to April 15, 1996, funding of the Company's cash flow deficiency was principally accomplished through additional borrowings from Adelphia. Prior to April 15, 1996, interest and fees on this unsecured credit facility were based upon the weighted average cost of unsecured borrowings of Adelphia. The average interest rate charged for all periods was 11.3% through April 15, 1996 (excluding fees charged which were based on the amount borrowed) and 16.5% for the period since April 16, 1996.

               On April 15, 1996, the Company issued $329.0 million of 13% Senior Notes and 329,000 Class B Warrants to purchase an aggregate of 613,427 shares of its common stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168.6 million. Such net proceeds were used to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures, to pay $25.0 million of indebtedness owing to Adelphia and to make loans of $3.0 million to certain key members of management. Proceeds from the Senior Notes and Class B Warrants were also used to repay amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12.8 million incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia. As of April 15, 1996, approximately $25.9 million of outstanding indebtedness owed to Adelphia was evidenced by an unsecured subordinated note due April 16, 2003 (the "Adelphia Note"), that accrues interest at 16.5% and is subordinated to the Senior Notes. Interest on the Adelphia Note is payable quarterly in cash, through the issuance of identical subordinated notes, or in any combination thereof, at the option of the Company. Interest accrued on the Adelphia Note was $4.7 million as of March 31, 1997.

               On May 16, 1996, the Company completed the sale of its 15.7% partnership interest in the South Florida Partnership to Teleport Communications Group Inc. for an aggregate sales price of approximately $11.6 million resulting in a pre-tax gain of approximately $8.4 million. Amounts related to the South Florida Partnership included in the Company's investments and equity in net loss of joint ventures as of the sale date and for the year ended March 31, 1997 were approximately $3.2 million and ($0.2) million, respectively. As part of the transaction, the Company was released from its covenant not to compete with respect to the South Florida market. The Company plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.

               Pursuant to an agreement dated July 25, 1996, the Company purchased general and limited partnership interests in the Nashville, Tennessee Operating Partnership from InterMedia and Robin Media on August 1, 1996. The aggregate purchase price was $5.0 million. As a result of this acquisition, the Company's ownership interest in this partnership was increased to 95%.

               During the year ended March 31, 1997, the Company purchased approximately 341 miles of SONET ring fiber backbone used by the Vermont Operating Company from Adelphia for $6.5 million, Adelphia's historical cost for such assets. Prior to such purchase, the Company had been leasing such fiber backbone in the Vermont network from Adelphia at an annual rate of approximately $1.0 million.

               On February 20, 1997, the Company entered into several agreements regarding the lease of dark fiber in New York State. Pursuant to these agreements and in consideration of a payment of $20.0 million, the Company received (i) a $20 million Senior Secured Note due February 2002 from Telergy, Inc., and (ii) a fully prepaid lease from a Telergy affiliate for at least 25 years (with two additional ten-year extensions), as a preferred customer, for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The fiber optic backbone network will cover approximately 500 miles from Buffalo to Syracuse to Albany to New York City, New York, and will provide interconnection capability for the Company's operating networks in the State of New York.

               On April 24, 1997, the Company and Entergy Corporation ("Entergy") signed an agreement to form a 50%/50% joint venture to offer competitive telecommunications services primarily to commercial customers in the Little Rock, Arkansas, Jackson, Mississippi and Baton Rouge, Louisiana metropolitan areas (the "Entergy Networks"). The Entergy-Hyperion joint venture intends to offer a full range of local exchange services as well as access to long distance carriers. The Company expects the networks for these three cities to total approximately 350 route miles of fiber optic cable.

               On May 20, 1997, the Company entered into an agreement with Time Warner Entertainment Advance/Newhouse ("TWEAN") whereby the Company would consolidate its Operating Companies' interests in the State of New York by (i) increasing its ownership interest in the Buffalo network to 50% and in the Syracuse network to 100% and (ii) eliminating its ownership interests in and management responsibility for the Albany and Binghamton networks. In addition, the agreement provides that neither party will be subject to the non-competition provisions contained in the existing partnership agreements with respect to the markets from which they are withdrawing. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

               On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. (together with its affiliate, MCI Communications, "MCI") pursuant to which the Company is designated as MCI's preferred provider of new end user dedicated access circuits and of conversions of end user dedicated access circuits from the incumbent LEC. In addition, Hyperion has a right of first refusal to provide MCI all new dedicated local network access circuits such as POP-to-POP or POP-to-LSO connections. These arrangements apply to virtually all of the Company's current networks and the term of these arrangements is five years with a five year renewal option. The agreements allow MCI to purchase local loop transport services from Hyperion where Hyperion is collocated with the incumbent LEC. The agreements also provide that the parties negotiate in good faith the terms of a separate agreement for the utilization of the Company's local switches and operating support systems to provide MCI branded local service. MCI has been issued a warrant to purchase 281,040 shares of Class A Common Stock in connection with the transaction and could receive additional warrants to purchase Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock at the time of issuance if MCI meets certain agreed upon purchase volume revenue thresholds. Collectively, the warrants will entitle MCI to purchase Class A Common Stock of the Company representing between 2.5% and 8.5% of the Common Stock of the Company, with adjustments for future issuances of common stock.

               To date, including the TWEAN transaction described above, the Company has entered into arrangements to increase its ownership interest in its Operating Companies. Pursuant to such arrangements, the Company has: (i) increased its interest in the Nashville Operating Partnership from 25% to 95%;
(ii) increased its interest in the networks located in Lexington and Louisville to 50%; and (iii) entered into a nonbinding letter of intent to increase its interest in the Harrisburg network to 100%, subject to the negotiation and execution of definitive agreements and obtaining necessary regulatory approvals. These transactions are consistent with the Company's goal to own at least a 50% interest in its Operating Companies in the future, and where appropriate the Company may consider similar transactions from time to time in its other markets.

               The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and existing networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments and investments in Operating Companies in connection with the deployment of switches in all of its operating markets by mid-1997 (late 1997 as to the Entergy networks). The Company estimates that it will require approximately $150 million to $175 million to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and to make investments in its existing Operating Companies through the fiscal year ended March 31, 1999. In addition, expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with utility partners and, in the future, the Company may increase its ownership in the Operating Companies and acquire existing networks. The Company expects that it will have adequate resources to fund such expenditures through the proceeds from the offering of the Senior Notes and Class B Warrants, anticipated bank and/or vendor financings by the Operating Companies, internal sources of funds, including cash flow from operations generated by the Company, and additional debt or equity financings, as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow or from the private or public equity or debt markets. In addition, the expectations of required future capital expenditures are based on the Company's current estimate. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

               In addition, the Company expects that pro rata investments by the Company and its Local Partners as well as Fiber Lease Financings and anticipated bank or vendor financings will be adequate to fund the requirements of the Operating Companies for capital expenditures, operating losses and working capital for existing networks, networks currently under construction and certain of the Company's planned additional markets during calendar years 1997 and 1998. There can be no assurance as to the availability of funds from internal cash flow, the Local Partners or other external sources or as to the terms of such financings. In addition, the Senior Notes Indenture provides certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

Impact of Inflation

               The Company does not believe that inflation has had a significant impact on the Company's consolidated operations or on the operations of the Operating Companies over the past three fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The consolidated financial statements and related notes thereto and independent auditors report follow.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report...............................................  53
Consolidated Balance Sheets, March 31, 1996 and 1997.......................  54
Consolidated Statements of Operations, Years Ended March 31,
         1995, 1996 and 1997...............................................  55
Consolidated Statements of Stockholders' Equity (Deficiency),
         Years Ended March 31, 1995, 1996 and 1997.........................  56
Consolidated Statements of Cash Flows, Years Ended March 31,
         1995, 1996 and 1997..............................................   57
Notes to Consolidated Financial Statements................................   58

INDEPENDENT AUDITORS' REPORT

Hyperion Telecommunications, Inc.:

        We have audited the accompanying consolidated balance sheets of Hyperion Telecommunications, Inc. and subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperion Telecommunications, Inc. and subsidiaries at March 31, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
June 13, 1997


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands except per share amounts)

                                                                                    March 31,
                                                                                1996        1997
ASSETS:
Current assets:
Cash and cash equivalents ..............................................  $        --  $    59,814
Other current assets ...................................................           282         768
                                                                           -----------  -----------
Total current assets ...................................................           282      60,582

Investments ............................................................        21,087      44,685
Property, plant and equipment--net ......................................        12,561      53,921
Other assets--net .......................................................         1,045      15,376
Deferred income taxes--net ..............................................           294          37
                                                                           -----------  -----------
Total ..................................................................   $    35,269 $   174,601
                                                                           ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable .......................................................   $     2,529 $     2,342
Due to affiliates--net ..................................................         8,707       6,081
Other current liabilities ..............................................           501         757
                                                                           -----------  -----------
Total current liabilities ..............................................        11,737       9,180

13% Senior Discount Notes due 2003 .....................................           --      187,173
Note payable--Adelphia ..................................................        50,855      25,855
Other debt .............................................................           --        2,647
                                                                           -----------  -----------
Total liabilities ......................................................        62,592     224,855
                                                                           -----------  -----------
Commitments and contingencies (Note 7)

Stockholders' equity (deficiency):
Class A Common Stock, $0.01 par value, 300,000,000 shares authorized and
104,000 shares outstanding .............................................           --            1
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized and
10,000,000 shares outstanding ..........................................           100         100
Additional paid in capital .............................................           --          155
Class B Common Stock Warrants ..........................................           --       11,087
Loans to Stockholders ..................................................           --       (3,000)
Accumulated deficit ....................................................       (27,423)    (58,597)
                                                                           -----------  -----------
Total stockholders' equity (deficiency) ................................       (27,323)    (50,254)
                                                                           -----------  -----------
Total ..................................................................   $    35,269 $   174,601
                                                                           ===========  ===========

                 See notes to consolidated financial statements.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Amounts in thousands, except per share amounts)

                                                                               Year Ended March 31,
                                                                          1995        1996         1997
                                                                          ----        ----         ----
Revenues ........................................................... $    1,729  $    3,322  $    5,088

Operating expenses:
Network operations .................................................      1,382       2,690       3,432
Selling, general and administrative ................................      2,524       3,084       6,780
Depreciation and amortization ......................................        463       1,184       3,945
                                                                     ----------  ----------  ----------
Total ..............................................................      4,369       6,958      14,157
                                                                     ----------  ----------  ----------
Operating loss .....................................................     (2,640)     (3,636)     (9,069)

Other income (expense):
Gain on sale of investment .........................................         --          --       8,405
Interest income ....................................................         39         199       5,976
Interest expense and fees ..........................................     (3,321)     (6,088)    (28,377)
                                                                     ----------  ----------  ----------
Loss before income taxes and equity in net loss of joint ventures ..     (5,922)     (9,525)    (23,065)
                                                                     ----------  ----------  ----------
Income tax benefit (expense) .......................................         29         197        (259)
Loss before equity in net loss of joint ventures ...................     (5,893)     (9,328)    (23,324)
                                                                     ----------  ----------  ----------
Equity in net loss of joint ventures ...............................     (1,799)     (4,292)     (7,223)
                                                                     ----------  ----------  ----------
Net loss ........................................................... $   (7,692) $  (13,620) $  (30,547)
                                                                     ==========  ==========  ==========

Net loss per weighted average share of common stock ................ $    (0.77) $    (1.36) $    (2.88)
                                                                     ==========  ==========  ==========
Weighted average shares of common stock outstanding ................     10,000      10,000      10,591
                                                                     ==========  ==========  ==========

                 See notes to consolidated financial statements.


                               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (Dollars in thousands except per share amounts)

                                                                          Class B
                                      Class A      Class B    Additional   Common               Stockholders'
                                      Common       Common      Paid-in     Stock      Loans to   Accumulated    Equity
                                       Stock        Stock      Capital    Warrants  Stockholders   Deficit    (Deficiency)


Balance, March 31,1994 ............ $     --    $      100  $     --    $     --    $     --    $   (6,111) $   (6,011)
Net loss ..........................       --          --          --          --                    (7.692)     (7,692)
                                     ----------  ----------  ----------  ---------   ----------  ----------  ----------
Balance, March 31, 1995 ...........       --           100        --          --          --       (13,803)    (13,703)
Net loss ..........................       --          --          --          --          --       (13,620)    (13,620)
                                     ----------  ----------  ----------  ---------   ----------  ----------  ----------
Balance, March 31, 1996 ...........         --         100        --          --          --       (27,423)    (27,323)
Proceeds from issuance of
Class B Common Stock
warrants ..........................       --          --          --        11,087        --          --        11,087
Loans to stockholders .............       --          --          --          --        (3,000)       --        (3,000)
Excess of purchase price
of acquired assets
over related party
predecessor owner's
carrying value ....................       --          --          --          --          --          (627)       (627)
Issuance of Class A
Common Stock bonus ................          1        --           155        --          --          --           156
Net loss ..........................       --          --          --          --          --       (30,547)    (30,547)
                                     ----------  ----------  ----------  ---------   ----------  ----------  ----------
Balance, March 31, 1997 ........... $        1  $      100  $      155  $   11,087  $   (3,000) $  (58,597) $  (50,254)
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========



               See notes to consolidated financial statements.


                                  HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Dollars in thousands except per share amounts)

                                                                        Year Ended March 31,
                                                                 1995           1996          1997
                                                                 -----          -----         ----
Cash flows from operating activities:
Net loss ..............................................   $     (7,692)  $    (13,620) $    (30,547)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation ..........................................            397          1,061         2,604
Amortization ..........................................             66            123         1,341
Equity in net loss of joint ventures ..................          1,799          4,292         7,223
Non-cash interest expense .............................          3,321          6,088        23,467
Deferred income taxes .................................            (37)          (206)          257
Gain on sale of investment ............................           --             --          (8,405)
Issuance of Class A Common Stock bonus ................           --             --             156
Changes in operating assets and liabilities, net of
 effects of acquisition:
Other assets--net ......................................           (550)          (227)         (624)
Accounts payable .......................................            499          1,360          (551)
Other liabilities--net .................................             67            296           256
                                                           ------------   ------------  ------------
Net cash used in operating activities .................         (2,130)          (833)       (4,823)

Cash flows from investing activities:
Net cash used for acquisition .........................           --             --          (5,040)
Expenditures for property, plant and equipment ........         (2,850)        (6,084)      (24,627)
Investment in fiber asset and senior secured note .....           --             --         (20,000)
Proceeds from sale of investment ......................           --             --          11,618
Investments in joint ventures .........................         (7,526)       (12,815)      (34,769)
                                                           ------------   ------------  ------------
Net cash used in investing activities .................        (10,376)       (18,899)      (72,818)

Cash flows from financing activities:
Proceeds from Senior Discount Notes ...................           --             --         163,705
Proceeds from issuance of Class B Common Stock warrants           --             --          11,087
Costs associated with debt financing ..................           --             --          (6,555)
Loans to stockholders .................................           --             --          (3,000)
Borrowings on (repayment of) Note payable--Adelphia ....         12,252          9,226       (25,000)
Advances from (to) affiliates .........................            254         10,506        (2,782)
                                                           ------------   ------------  ------------
Net cash provided by financing activities .............         12,506         19,732       137,455
                                                           ------------   ------------  ------------
Net increase in cash and cash equivalents .............           --             --          59,814
Cash and cash equivalents, beginning of year ..........           --             --            --
Cash and cash equivalents, end of year ................   $       --     $       --    $     59,814
                                                           ============   ============  ============

See notes to consolidated financial statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(1)     The Company and Summary of Significant Accounting Policies

    Organization and Business

        The consolidated financial statements include the accounts of Hyperion Telecommunications, Inc. and its wholly and majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company was formed in 1991 and is an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The remaining 12% is owned by certain key Company officers.

        The Company provides telecommunications service through its subsidiaries and joint ventures, in which it has less than a majority ownership interest. The Company's efforts have been directed primarily toward becoming an owner and manager of competitive local exchange carrier ("CLEC") business telecommunications services in selected mid-sized cities. The Company generally partners with a local cable television or utility company, whose fiber facilities are located in the market areas, to build competitive access fiber optic networks. The Company then operates the networks for a management fee. Each network provides local special access, carrier-to-carrier, and point-to-point telecommunications services to major businesses and government customers. The Company's revenues are derived from a combination of direct business telecommunication services provided by its subsidiaries and management fees from its unconsolidated joint ventures.

        Joint ventures in which the Company does not have a majority interest are accounted for under the equity method of accounting.

    Cash and cash equivalents

        Cash and cash equivalents consist of highly liquid instruments with an initial maturity date of three months or less.


    Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Costs capitalized include amounts directly associated with network engineering, design and construction.

        Provision for depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets beginning in the month the asset is available for use or is acquired.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(1)     The Company and Summary of Significant Accounting Policies, continued

        The estimated useful lives of the Company's principal classes of property, plant and equipment are as follows:

          Telecommunications networks...................  10-20 years
          Network monitoring and switching equipment....   5-10 years
          Other..........................................  3-10 years

    Revenue Recognition

        The Company recognizes revenues related to management and network monitoring of the joint ventures in the month that the related services are provided. The Company recognizes revenue from telecommunications services in the month the related service is provided. Revenues on billings to customers for services in advance of providing such services are deferred and recognized when earned.

    Net Loss Per Weighted Average Share of Common Stock

        The computation of net loss per weighted average share of common stock is based upon the weighted average number of common shares and warrants outstanding during the year. All references in the accompanying consolidated financial statements to the number of shares of common stock have been retroactively restated to reflect the stock split (See Note 6).

    Income Taxes

        Deferred income taxes are recognized for the tax effects of temporary differences between financial statement and income tax bases of assets and liabilities and for loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets to the net amount that management believes will more likely than not be realized.

    Other Assets

        Costs incurred in developing new networks or expanding existing networks, including network design, negotiating rights-of-way and obtaining legal/regulatory authorizations are deferred and amortized over five years. Pre-operating costs, included in other assets, represent certain nondevelopment costs incurred during the pre-operating phase of a newly constructed network and are amortized over five-year periods commencing with the start of operations. Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amounts at March 31, 1996 and 1997 were $0 and $6,033, respectively. Also included in other assets at March 31, 1997 is a Senior Secured Note (See Note 3).

    Asset Impairments

        The Company reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(1)     The Company and Summary of Significant Accounting Policies, continued

    Financial Instruments

        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base among different customers and geographic areas.

               The Company's financial instruments include cash and cash equivalents, Note payable--Adelphia, Senior Secured Note, and Senior Discount Notes. The carrying values of the Note payable--Adelphia and the Senior Secured Note approximated their fair values at March 31, 1996 and 1997. The carrying value of the Senior Discount Notes exceeded fair value by approximately $5,400 at March 31, 1997. The fair values of the Note payable--Adelphia and the Senior Secured Note were estimated based upon the terms in comparison with other similar instruments. The fair value of the Senior Discount Notes was based upon quoted market prices.

    Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Earnings per Share

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") has been issued and is effective for periods ending after December 15, 1997, with early application not permitted. The general requirements of SFAS No. 128 are designed to simplify the computation of earnings per share. The new statement requires a calculation of basic and diluted earnings per share. The adoption of SFAS No. 128 is not expected to have any effect on the Company's calculation of earnings per share.

    Reclassification

        For the fiscal years ended March 31, 1995 and 1996, certain amounts have been reclassified to conform with the March 31, 1997 presentation.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(2)     Property, Plant and Equipment

        Property, plant and equipment consists of the following:

                                                             March 31,
                                                        1996           1997

Telecommunications networks ........................$    6,312    $   12,236
Network monitoring and switching equipment .........     5,267        19,301
Fiber asset under construction (Note 3) ............      --          11,500
Construction in process ............................     2,245        14,978
Other ..............................................       388         1,131
                                                    ----------    ----------
                                                        14,212        59,146
Less accumulated depreciation ......................    (1,651)       (5,225)
                                                    ----------    ----------
Total ..............................................$   12,561    $   53,921
                                                    ==========    ==========


(3)     Investment in Fiber Asset and Senior Secured Note

        On February 20, 1997, the Company entered into several agreements regarding the leasing of dark fiber in New York state in furtherance of its strategy to interconnect its networks in the northeastern United States. Pursuant to these agreements and in consideration of a payment of $20,000, the Company received a $20,000 Senior Secured Note bearing interest at 22 1/2% (subject to reduction upon early repayment of principal) due February 2002 (subject to early redemption options), from Telergy, Inc. ("Telergy") and a fully prepaid lease from a Telergy affiliate for an initial lease term of 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The Company has included $11,500 and $8,500 in Property, Plant and Equipment and Other Assets, respectively, as the allocation of the $20,000 payment between the fiber asset and the Senior Secured Note. The allocation reflects the Company's estimate of the relative fair values of the assets acquired.

(4)     Investments

        The equity method of accounting is used to account for investments in joint ventures in which the Company owns less than a majority interest. Under this method, the Company's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or loss of its joint ventures. Dividends or other distributions are recorded as a reduction of the Company's investment. Investments in joint ventures accounted for using the equity method reflect the Company's equity in their underlying net assets.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(4)     Investments, continued

        The Company's nonconsolidated investments are as follows:
                                                            Ownership                             March 31,
                                                            Percentage                   1996                  1997
                                                            ----------                   ----                  ----
Continental Fiber Technologies (Jacksonville)..........        20.0%                $   4,701             $    7,330
Multimedia Hyperion Telecommunications (Wichita).......        49.9%                    2,620                  3,306
Louisville Lightwave...................................        50.0%(1)                   996                  4,683
NewChannels Hyperion Telecommunications (Albany).......        50.0%(2)                   999                    924
NewChannels Hyperion Telecommunications (Binghamton)...        20.0%(2)                   504                    504
NHT Partnership (Buffalo)..............................        40.0%(2)                 2,457                  4,717
NewChannels Hyperion Telecommunications (Syracuse).....        50.0%(2)                 3,140                  4,215
Hyperion of Harrisburg.................................        50.0%(3)                 1,600                  5,246
Hyperion of Tennessee (Nashville)......................        25.0%(4)                 1,345                     --
Alternet of Virginia (Richmond)........................        37.0%                    3,406                  7,018
New Jersey Fiber Technologies (New Brunswick)..........        19.7%                      956                  3,340
TCG of South Florida...................................        15.7%(5)                 4,679                     --
PECO-Hyperion (Philadelphia) ..........................        50.0%                       --                 10,750
Lexington Lightwave....................................        50.0%                       --                  2,311
Hyperion of York.......................................        50.0%                       --                  1,402
Other..................................................      Various                      497                    949
                                                                                       27,900                 56,695
Cumulative equity in net losses........................                                (6,813)               (12,010)
Total Investments......................................                             $  21,087             $   44,685


(1)  The Company increased its ownership in this partnership on May 8, 1996 from 20% to 50%.


(2) As discussed in Note 11, the Company has entered into an agreement, subject to normal closing conditions and receipt of regulatory approval, to exchange its interests in these networks.

(3) As discussed in Note 11, the Company has entered into an agreement, subject to normal closing conditions, to increase its ownership to 100% in exchange for shares of Class A Common Stock of the Company.


(4) As discussed below, the Company increased its ownership in this partnership on August 1, 1996 to 95%, and accordingly, has consolidated this investment effective August 1, 1996.


(5)  As discussed below, the Company sold its interest in TCG of South Florida on May 16, 1996.

         Summarized unaudited combined financial information for the Company's investments being accounted for using the equity method of accounting, excluding TCG of South Florida and Hyperion of Tennessee as of and for the periods presented, is as follows:

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)
(4) Investments, continued

                                                       March 31,
                                               1996                   1997
                                               -----                  ----
          Current assets...............     $   3,262             $   5,684
          Non-current assets...........        74,055               154,950
          Current liabilities..........         6,043                 6,797
          Non-current liabilities .....        17,718                48,069

                                               Year Ended March 31,
                                         1995           1996             1997
                                         ----           ----             ----
          Revenues................... $  2,818     $    6,497         $ 12,357
          Net loss...................   (3,454)        (8,414)         (17,052)

          On May 16, 1996, the Company sold its 15.7% interest in TCG of South Florida for approximately $11,618 resulting in a pre-tax gain of approximately $8,400. Amounts related to TCG of South Florida included in the Company's investments and equity in net loss of joint ventures as of and for the year ended March 31, 1996 were $3,422 and $778, respectively. The Company's equity in net loss of joint ventures included a loss of $221 for TCG of South Florida for the fiscal year ended March 31, 1997.

          On August 1, 1996, the Company purchased additional general and limited partnership interests in Hyperion of Tennessee for approximately $5,000, which increased the Company's ownership of Hyperion of Tennessee to 95%. The following unaudited financial information of the Company assumes that this acquisition had occurred on April 1, 1995

                                                    Year Ended March 31,
                                                1996                   1997
                                                ----                   ----
Revenues...............................     $   3,963             $   5,303
Net loss...............................        15,239                31,002
Net loss per weighted average share of
 common stock..........................    $     1.52             $    2.93

(5)   Financing Arrangements

  Note Payable -- Adelphia

               The Company has an unsecured credit arrangement with Adelphia which had no repayment terms prior to April 15, 1996. On April 15, 1996, $25,000 of the proceeds from the sale of the 13% Senior Discount Notes (the "Senior Notes") and Class B Common Stock Warrants discussed below were used to repay a portion of this obligation. Interest expense and fees on this credit arrangement were based upon the weighted average cost of unsecured borrowings of Adelphia during the corresponding periods. Interest at 11.28% per annum plus fees was charged on the Note payable--Adelphia for the years ended March 31, 1995 and 1996. The total amount of interest converted to note principal through April 15, 1996 was $9,007.

        Effective April 15, 1996, the remaining balance due on the Note payable--Adelphia is evidenced by an unsecured subordinated note due April 16, 2003. This obligation bears interest at 16.5% per annum with interest payable quarterly in cash; by issuing additional subordinated notes; or a combination of cash and additional subordinated notes, all of which is at the Company's option. Interest accrued through March 31, 1997 on the amount outstanding to Adelphia totaled $4,664 and is included in due to affiliates--net.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(5)     Financing Arrangements, continued

    13% Senior Discount Notes and Class B Common Stock Warrants

        On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of its Class B Common Stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note payable--Adelphia discussed above, to make loans of $3,000 to certain key Company officers (see
Note 6) and to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the Senior Notes also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

        Prior to April 15, 2001, interest on the Senior Notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The Senior Notes are unsecured and are senior to the Note payable--Adelphia and all future subordinated indebtedness. On or before April 15, 1999 and subject to certain restrictions, the Company may redeem, at its option, up to 25% of the aggregate principal amount of the Senior Notes at a price of 113% of the Accreted Value (as defined in the Indenture). On or after April 15, 2001, the Company may redeem, at its option, all or a portion of the Senior Notes at 106.5% which declines to par in 2002, plus accrued interest.

        The holders of the Senior Notes may put the Senior Notes to the Company at any time at a price of 101% of accreted principal upon the occurrence of a Change of Control (as defined in the Indenture). In addition, the Company will be required to offer to purchase Senior Notes at a price of 100% with the proceeds of certain asset sales (as defined in the Indenture).

        The Indenture stipulates, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity interests or subordinated debt, sale--leaseback transactions, liens, transactions with affiliates, sales of Company assets, mergers and consolidations.

        In accordance with a registration rights agreement, the Company filed a registration statement offering to exchange the Senior Notes for Series B Senior Discount Notes registered under the Securities Act of 1933, as amended (the "Securities Act"). Terms of the Series B Senior Discount Notes are substantially the same as the Senior Notes. The above exchange was consummated within the time periods stipulated in the agreement.

        The Class B Common Stock Warrants are exercisable at $.01 per share, upon the earlier of May 1, 1997 or a Change of Control. Unless exercised, the Class B Common Stock Warrants expire on April 1, 2001. The number of shares and the exercise price for which a warrant is exercisable are subject to adjustment under certain circumstances. In accordance with a registration rights agreement, the Company filed a shelf registration statement under the Securities Act covering the Warrant Shares.

        If the Senior Notes and Class B Common Stock Warrants had been issued on April 1, 1995, interest expense would have been approximately $27,796 for the year ended March 31, 1996.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(5)     Financing Arrangements, continued

        Other debt consists primarily of capital leases entered into in connection with the acquisition of fiber leases for use in the telecommunications networks. The interest rates on such debt range from 11.25% to 15%.

    Maturities of debt for the five years after March 31, 1997 are as follows:

         1998...................................   $489
         1999...................................    554
         2000...................................    529
         2001...................................    382
         2002...................................    324

(6)     Stockholders' Equity

        The Class B Common Stock of the Company held by Adelphia and certain key Company officers (the "Officers") is subject to sale and transfer restriction provisions. These provisions state that none of the Officers may transfer any shares unless they have offered to sell such shares to Adelphia (or the other remaining Officers if Adelphia declines) at a price per share equal to the terms of the proposed third party sale or exchange.

        In accordance with a shareholder agreement, upon termination of employment or at any time after October 7, 1996, the Officers could have required Adelphia to purchase all their outstanding Class B shares (the "Officers' Option"). At any time after October 7, 2001, Adelphia could have required the Officers to sell all of their outstanding Class B shares to Adelphia (the "Adelphia Option"). The price per share shall be equal to the fair market value of the shares as determined by a nationally recognized financial advisor selected by Adelphia and the Officers.

        On March 19, 1996, such shareholder agreement was amended primarily to
(i) grant the Officers certain registration rights regarding their Class B Common Stock; (ii) extend the Officers' Option date until after October 7, 1998;
(iii) extend the Adelphia Option date until after October 7, 2003 and (iv) provide for aggregate loans to the Officers of $3,000 from the proceeds received from the sale of the Senior Notes and Class B Common Stock Warrants discussed in
Note 5. Such loans, including accrued interest at a rate equal to the rate which the Company is able to invest cash on a short-term basis, are secured by a pledge of each Officer's Class B Common Stock in the Company and are payable to the Company on the earlier of October 8, 1998 or the date of the registration of an equity security of the Company as described below. Also, an amount equal to the interest that accrues on such loans from the date six months after the date the loans are made until due and payable will be satisfied through additional compensation to the Officers. The shareholder agreement is terminated upon the registration of an equity security of the Company under the Securities Act or the Securities Exchange Act of 1934, as amended, which equity security is of the same class as the equity security held by the Officers.

        On March 19, 1996, the Board of Directors of the Company approved a ten thousand-for-one stock split of its Class B Common Stock and the reduction of the par value from $1.00 per share to $.01 per share. In addition, on March 19, 1996, the Board of Directors approved charter amendments to increase the Company's authorized shares of Class B Common Stock from 1,000 shares to 30,000,000 shares and authorized 5,000,000 shares of preferred stock with terms of such preferred stock to be determined by the Board of Directors of the Company. No preferred stock has been issued by the Company.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(6)     Stockholders' Equity, continued

        On October 3, 1996, the Board of Directors of the Company approved charter amendments to (i) increase the Company's authorized shares from 30,000,000 shares of Common Stock to 150,000,000 shares of Class B Common Stock,
(ii) authorize 300,000,000 shares of a second class of common stock (Class A Common Stock), and (iii) reclassify each previously authorized and outstanding share of Common Stock as Class B Common Stock. Holders of the Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes. In addition, each share of Class B Common Stock is automatically convertible into one share of Class A Common Stock. In the event a cash dividend is paid, the holders of the Class A Common Stock and the Class B Common Stock will be paid an equal amount.

        All references in the accompanying consolidated financial statements to the number of shares of common stock and the par value have been retroactively restated to reflect the stock split, the par value reduction and the other actions taken by the Board of Directors on March 19 and October 3, 1996.

        On October 3, 1996, the Board of Directors and stockholders of the Company approved the Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A Common Stock available for issuance initially will be 1,750,000. Such number is to increase each year by 1% of outstanding shares of all classes of the Company's Common Stock, up to a maximum of 2,500,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997 and April 1, 1997, the Company issued 104,000 shares and 18,000 shares, respectively, of Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with the Company. No other stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan.

(7)     Commitments and Contingencies

        The Company rents office space, node space and fiber under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $478, $1,210 and $1,103 for the years ended March 31, 1995, 1996 and 1997, respectively.

        The minimum future lease obligations under the noncancelable operating leases as of March 31, 1997 are approximately:

                   Period  ending March 31,
                   ------------------------
          1998...................................      $553
          1999...................................       524
          2000...................................       507
          2001...................................       521
          2002...................................       462
          Thereafter.............................       113

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(7)     Commitments and Contingencies, continued

        Certain investors in two of the joint ventures have the right after a specified period of time to sell their interest to the Company. Under one agreement, the sales price represents the investor's aggregate capital contribution less distributions plus interest accrued at the prime rate. The Company's obligation under this commitment at March 31, 1997 was approximately $3,646. The sales price under the second agreement is equal to the fair market value of such investor's interest.

        The Company has entered into employment agreements with certain key Company officers, the terms of which expire on October 20, 1998, as amended. The employment agreements provide for base salary, benefits and bonuses payable if specified management goals are attained. In addition, the employment agreements contain noncompetition and nondisclosure provisions.

        The Company has entered into an employment agreement with the President of the Company, the terms of which expire on March 31, 2001, unless extended by the Company for additional one year periods. The employment agreement provides for base salary, benefits, stock options or stock grants and cash and stock bonuses payable if specified management goals are attained as established annually by the Board of Directors. In addition, the employment agreement contains noncompetition and nondisclosure provisions.

        The Company's operations and the operations of its joint ventures may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The telecommunications industry is subject to extensive regulation at the federal, state and local levels. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934.

        The more significant provisions of the Telecommunications Act and certain of its possible effects are as follows:

        The Telecommunications Act removes legal barriers of entry in local telephone markets. This provision should enable the Company to provide a full range of services in any state while potentially increasing the level of competition the Company faces in all its markets.


        The Telecommunications Act requires incumbent Local Exchange Company's ("LECs") to "interconnect" with competitors which will provide access to certain networks under reasonable rates, terms and conditions.

        The Telecommunications Act establishes procedures for LEC and Bell Operating Company ("BOC") entry into new markets, including long distance and cable television service.

        By allowing the BOCs to enter the long distance market, this may reduce the market share of the major long distance carriers (the Company's joint ventures' primary customers) and have adverse consequences on the Company's joint ventures' ability to generate revenues from the long distance carriers.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(7)     Commitments and Contingencies, continued

        On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. As new carriers are at a competitive disadvantage without telephone number portability, the Company believes the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, but it is uncertain how effective these regulations will be in promoting number portability. The Number Portability Order sets interim criteria for number portability cost recovery. The FCC deferred selecting a long term number portability cost recovery scheme to a further rulemaking proceeding which is expected to be decided later in 1997.

         On August 8, 1996 the FCC released its First Report and Order and Second Report and Order and Memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLEC and incumbent LEC networks and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopt a national framework for interconnection but leave to the individual states the task of implementing the FCC's rules. Because implementation of the Local Competition Orders is occurring at the state level, it is uncertain how these new requirements will affect the Company. To the extent that CLECs are able to interconnect with incumbent LEC networks on favorable terms, the Company believes its ability to provide competitive local exchange services will increase. On May 8, 1997, the FCC issued an order to implement the provisions of the Teleocmmunicaitons Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Such contributions will be assessed based on interstate and international end-user telecommunications revenues. Universal service support will be distributed to all carriers designated as "eligible carriers" by state commissions. This could be advantageous to the Company or it could be beneficial to the Company's competitors depending on the geographic areas for which subsidies are available.

        In a related proceeding, on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules (the "Access Charge Reform Order"). To the extent that the Access Charge Reform Order requires incumbent LECs to impose lower, cost-based access charges on Interexchange or Long Distance Carriers ("IXCs"), the Company's potential margins in providing customers with access services may decrease.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(8)     Related Party Transactions

The following table summarizes the Company's transactions with related parties:

                                                  March 31,
                                         1995       1996        1997
                                         ----       ----        ----
Revenues:
          Management fees ..........   $ 1,045    $ 1,950    $ 2,600
          Network monitoring fees...       217        446        604
          Special access fees.......       189        651        540
                                           ---        ---        ---
           Total....................   $ 1,451    $ 3,047    $ 3,744
                                       =======    =======    =======
Expenses:
          Interest expense and fees.   $ 3,321    $ 6,088     $4,731
          Allocated corporate costs.       511        417      1,199
          Fiber leases..............       303      1,022        738
                                           ---      -----        ---
           Total....................   $ 4,135    $ 7,527    $ 6,668
                                       =======    =======    =======

        Management fees from related parties represent fees received by the Company from its unconsolidated joint ventures for the performance of financial, legal, regulatory, network design, construction and other administrative services.

        Network monitoring fees represent fees received by the Company for technical support for the monitoring of each individual joint venture's telecommunications system.

        Special access fees represent amounts charged to joint ventures for use of the network of a wholly owned subsidiary of the Company.

        Interest income charged on certain affiliate receivable balances with joint ventures was $65, $199 and $230 for the periods ended March 31, 1995, 1996, and 1997 respectively.

        Interest expense and fees relate to the Note Payable--Adelphia (See Note
5).

        Allocated corporate costs represent costs incurred by Adelphia on behalf of the Company for the administration and operation of the Company. These costs include charges for office space, corporate aircraft and shared services such as finance activities, information systems, computer services, human resources, and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own.

        Fiber lease expense represents amounts paid to various subsidiaries of Adelphia for the utilization of existing cable television plant for development and operation of the consolidated operating networks.

        During the year ended March 31, 1997, the Company purchased from Adelphia for approximately $6,485, Adelphia's historic cost to acquire the assets, certain fiber that had previously been leased from Adelphia. Because the entities involved in the transaction are under the common control of Adelphia, the excess of the purchase price of the assets over the predecessor owner's net book value was charged to accumulated deficit.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)


(9)     Income Taxes

        Adelphia and its corporate subsidiaries (including the Company) file a consolidated federal income tax return. For financial reporting purposes, current and deferred income tax assets and liabilities are computed on a separate company basis. The net operating loss carryforwards and the valuation allowance are adjusted for the effects of filing a consolidated income tax return, similar to provisions of the Internal Revenue Code. At March 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $30,478 expiring through 2012.

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards.

        The Company's net deferred tax asset is comprised of the following:


                                                                       March 31,
                                                                   1996        1997
          Deferred tax assets:
Differences between book and tax basis of intangible assets .   $    119    $    197
Net operating loss carryforwards ............................      9,302      11,539
Investment in Partnerships ..................................      1,401       2,793
Other .......................................................        134          50
Total .......................................................     10,956      14,579
Valuation allowance .........................................    (10,459)    (12,356)
Total .......................................................        497      2 ,223
Deferred tax liabilities:
Differences between book and tax basis of property, plant and
equipment ...................................................        203       2,186
Net deferred tax asset ......................................   $    294    $     37

The net change in the valuation allowance for the years ended March 31, 1996 and 1997 was an increase of $5,164 and $1,897, respectively.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(9)     Income Taxes, continued

        Income tax benefit (expense) for the years ended March 31, 1995, 1996 and 1997 is as follows:

                                            March 31,
                                    1995      1996       1997
                                    ----      ----       ----
Current ...................... $     (8)  $     (9)  $     (2)
Deferred .....................       37        206        (257)
Total ........................ $     29   $    197   $   (259)

        A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                         March 31,
                                                  1995     1996     1997
                                                  ----     ----     ----
Statutory federal income tax rate ...........     35.0%    35.0%    35.0%
Change in valuation allowance ...............    (39.0)   (34.6)   (34.6)
State taxes, net of federal benefit and other      4.4     (1.2)
                                                                     1.0
Income tax benefit (expense) ................      0.4%     1.4%    (0.8)%

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited)

        The following tables summarize the financial results of the Company for each of the quarters in the years ended March 31, 1996 and 1997:

                                                                 Three Months Ended
                                                          June 30, September 30, December 31, March 31,
                                                            1995         1995        1995       1996

Revenues ..........................................   $       686 $       612 $     1,198 $       826
Operating expenses:
Network operations ................................           628         613         637         812
Selling, general and administrative ...............           831         534       1,010         709
Depreciation and amortization .....................           250         278         333         323
Total .............................................         1,709       1,425       1,980       1,844

Operating loss ....................................        (1,023)       (813)       (782)     (1,018)

Other income (expense):
Interest income ...................................            16          10        --           173
Interest expense and fees .........................        (1,328)     (1,372)     (1,478)     (1,910)

Loss before income taxes and equity in net loss
of joint ventures .................................        (2,335)     (2,175)     (2,260)     (2,755)

Income tax benefit (expense) ......................            19          59         (20)        139
Loss before equity in net loss of joint ventures ..        (2,316)     (2,116)     (2,280)     (2,616)

Equity in net loss of joint ventures ..............          (797)       (845)     (1,509)     (1,141)
Net loss ..........................................   $    (3,113)$    (2,961)$    (3,789)$    (3,757)

Net loss per weighted average share of common stock   $     (0.31)$     (0.30)$     (0.38)$     (0.38)

Weighted average shares of common stock
outstanding (in thousands) ........................        10,000      10,000      10,000      10,000

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited), continued

                                                                           Three Months Ended
                                                               June 30, September 30, December 31, March 31,
                                                                1996          1996        1996        1997

Revenues ................................................   $     1,102 $     1,175 $     1,334 $     1,477

Operating expenses:
Network operations ......................................           859         728         752       1,093
Selling, general and administrative .....................         1,027       1,164       2,545       2,044
Depreciation and amortization ...........................           695         886       1,002       1,362
Total ...................................................         2,581       2,778       4,299       4,499

Operating loss ..........................................        (1,479)     (1,603)     (2,965)     (3,022)

Other income (expense):
Gain on sale of investment ..............................         8,405        --          --          --
Interest income .........................................         1,433       1,696       1,190       1,657
Interest expense and fees ...............................        (6,169)     (7,108)     (7,482)     (7,618)

Income (loss) before income taxes and equity in net loss
of joint ventures .......................................         2,190      (7,015)     (9,257)     (8,983)

Income tax (expense) benefit ............................            (3)        120          63        (437)
Income (loss) before equity in net loss of joint ventures         2,187      (6,895)     (9,194)     (9,420)

Equity in net loss of joint ventures ....................        (1,636)     (1,362)      2,145)     (2,080)
Net income (loss) .......................................   $       551 $    (8,257)$   (11,339)$   (11,500)

Net income (loss) per weighted average share of common
stock ...................................................   $      0.05 $     (0.78)$     (1.07)$     (1.08)

Weighted average shares of common stock
outstanding (in thousands) ..............................        10,525      10,613      10,613      10,613


(11)    Subsequent Events

        On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. ("MCI") pursuant to which the Company is designated as MCI's preferred provider for new end user dedicated access services in virtually all of the markets that the Company currently serves. Hyperion also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued a warrant to purchase 281,040 shares of Class A Common Stock warrants to MCI representing 2 1/2% of the Common Stock of the Company on a fully diluted basis. MCI can receive additional warrants to purchase up to an additional 6% of the shares of the

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended March 31, 1995, 1996 and 1997
                 (Dollars in thousands except per share amounts)

(11)    Subsequent Events, continued

Company's Class A Common Stock, on a fully diluted basis, at fair value, if MCI meets certain purchase volume thresholds over the term of the agreement.

        On May 20, 1997, the Company entered into an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, Hyperion will pay TWEAN $6,000 and increase its ownership in the networks serving Buffalo and Syracuse, New York to 50% and 100%, respectively, and will eliminate its interest in the Albany and Binghamton networks which will be wholly owned by TWEAN. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

               Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

               The directors and executive officers of the Company are:

Name                                 Age         Position
----                                 ---         --------
John J. Rigas....................... 72         Chairman and Director
James P. Rigas.....................  39         Vice Chairman, Chief Executive Officer and Director
Michael J. Rigas...................  43         Vice Chairman and Director
Timothy J. Rigas...................  40         Vice Chairman, Chief Financial Officer, Treasurer and Director
Daniel R. Milliard.................  49         President, Chief Operating Officer, Secretary and Director
Charles R. Drenning................  51         Senior Vice President, Engineering Operations and Director
Paul D. Fajerski..................   48         Senior Vice President, Marketing and Sales and Director
Randolph S. Fowler................   45         Senior Vice President, Business Development and Regulatory Affairs and Director
Pete J. Metros....................   57         Director
James L. Gray.....................   62         Director


               John J. Rigas is the Chairman of the Board of the Company. He also is the founder, Chairman, Chief Executive Officer and President of Adelphia. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

               John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

               James P. Rigas is Vice Chairman, Chief Executive Officer and a Director of the Company, Executive Vice President, Strategic Planning and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. He has been with Adelphia since 1986. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

               Michael J. Rigas is Vice Chairman and a Director of the Company, Executive Vice President, Operations and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. He has been with Adelphia since 1981. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

               Timothy J. Rigas is Vice Chairman, Chief Financial Officer, Treasurer and a Director of the Company, Executive Vice President, Chief Accounting Officer, Treasurer and a Director of Adelphia, and a Vice President and Director of Adelphia's other subsidiaries. He has been with Adelphia since 1979. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

               Daniel R. Milliard is President, Chief Operating Officer, Secretary and a Director of the Company, and Senior Vice President and Secretary and a Director of Adelphia and its other subsidiaries. Mr. Milliard currently spends substantially all of his time on concerns of the Company. He has been with Adelphia since 1982. He served as outside general counsel to Adelphia's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a B.S. degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-73, and received his Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a member of the Board of Directors of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

               Charles R. Drenning has served as Senior Vice President, Engineering Operations effective October 1996, and has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Engineering Operations in October 1991, Mr. Drenning was a District Sales manager for Penn Access Corporation. In addition, he has over 22 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, accounting, data processing, research and development, and strategic planning. Mr. Drenning began his career with AT&T as a member of the technical staff of Bell Laboratories in Columbus, Ohio. His seven years of research work at the laboratories included both hardware and software development for central office switching equipment. Mr. Drenning holds a B.S. in Electrical Engineering and an M.S. in Computer Information Science from Ohio State University. He is a member of the Pennsylvania Technical Institute and IEEE.

               Paul D. Fajerski has served as Senior Vice President, Marketing and Sales effective October 1996, and has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Marketing and Sales in October 1991, Mr. Fajerski was a District Sales Manager for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. In addition, he has over 13 years experience with AT&T and the Bell System where he served in a number of executive level positions in sales and marketing. Mr. Fajerski holds a B.S. in Business Administration from the College of Steubenville.

               Randolph S. Fowler has served as Senior Vice President, Business Development and Regulatory Affairs effective October 1996, and has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Business Development and Regulatory Affairs in October 1991, Mr. Fowler was Vice President of Marketing for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. He previously served for four years as Director of Technology Transfer and Commercial Use of Space in two NASA-sponsored technology transfer programs. In addition, he has over 17 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, operations, human resources, business controls, and strategy development. Mr. Fowler holds a B.S. in Business Administration from the University of Pittsburgh. He has developed and taught courses in Marketing, Network Management, and Regulation for the University of Pittsburgh's Graduate Program in Telecommunications.

               Pete J. Metros became a director of Hyperion on April 1, 1997. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager--Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros is a director of Adelphia Communications Corporation since 1986 and received a BS degree from the Georgia Institute of Technology in 1962.

               James L. Gray became a director of Hyperion on April 1, 1997. Mr. Gray has been chairman & CEO of PRIMESTAR Partners since January 1995. Mr. Gray has more than 20 years of experience in the telecommunications, cable and satellite industries. He joined Warner Cable in 1974, and advanced through several division operating posts prior to being named president of Warner Cable in 1986. In 1992, after the merger of Time Inc. and Warner Communications, Mr. Gray was appointed vice chairman of Time Warner Cable where he served until his retirement in 1993. Mr. Gray has served on the boards of several telecommunications companies and associations, including the National Cable Television Association, where he served as a director from 1986 to 1992, and Turner Broadcasting System, where he served as a director from 1987 to 1991. He also served as chairman of the executive committee and director of C-SPAN and as a director of E! Entertainment Television, Cable in the Classroom and the Walter Kaitz Foundation. Beginning in 1992, Mr. Gray began serving on PRIMESTAR's board of directors. Mr. Gray received a bachelor's degree from Kent State University in Kent, Ohio and a master's degree in business administration (MBA) from the State University of New York at Buffalo.

               In addition to the above, Edward E. Babcock, an officer and Vice President, Finance of the Company, serves as Chief Accounting Officer.

Board Committees

               The Special Nominating Committee of the Board of Directors was established in October 1996 and consists of the following members: John J. Rigas, Michael J. Rigas and Daniel R. Milliard (with Timothy J. Rigas and James
P. Rigas as alternates). The Special Nominating Committee is empowered to expand the number of seats on the Board of Directors up to 12 at any time prior to the next annual meeting of the stockholders of the Company, and to fill the vacancies created thereby. In addition on April 15, 1997, the Special Nominating Committee expanded the number of seats on the Board of Directors by two and filled the vacancies created thereby with independent persons who are not employees of the Company or its subsidiaries. The new members of the board are James L. Gray and Pete J. Metros.

ITEM 11.  EXECUTIVE COMPENSATION

               The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years ending March 31, 1997 to the Company's President and the other most highly compensated executive officers whose total annual salary and bonus exceeds $100,000.

                                                                Annual Compensation
                                                                                    Long Term
                                                                                   Compensation
                                                 Fiscal Year                      Restricted Stock   All Other
Name and Principal Position(a)                                  Salary       Bonus      Awards      Compensation

Daniel R. Milliard(b)                                  1997  $  238,863  $   75,000     $ 156,000  $  5,340(d)
President, Chief Operating Officer and Secretary       1996     207,474        --            --       5,250(d)
                                                       1995     187,412        --            --       5,350(d)

Charles R. Drenning                                    1997  $  167,712  $   12,500          --        --
Senior Vice President                                  1996     139,982      25,000          --        --
                                                       1995     128,254      17,345          --        --

Paul D. Fajerski                                       1997  $  167,712  $   12,500          --        --
Senior Vice President                                  1996     139,982      25,000          --        --
                                                       1995     128,254      17,345          --        --

Randolph S. Fowler                                     1997  $  167,712  $   12,500          --        --
Senior Vice President                                  1996     139,982      25,000          --        --
                                                       1995     128,254      17,345          --        --

                                                                                               ----------
(a)     James P. Rigas, Michael J. Rigas and Timothy J. Rigas are not employed by the Company, and the Company does not reimburse Adelphia for any services they provide to the Company.


(b) During the periods presented except for March 1997, Daniel R. Milliard was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company reimbursed Adelphia for Mr. Milliard's base salary, insurance premium payments and other benefits paid by Adelphia. During March 1997, the Company entered into an employment agreement with Mr. Milliard. See "--Employment Contracts."


(c) Mr. Milliard was granted a restricted stock bonus award under the 1996 plan for 104,000 shares of Class A Common Stock pursuant to his employment agreement on March 4, 1997. The 104,000 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $156,000 as of March 4, 1997.


(d) Fiscal 1997, 1996 and 1995 amounts include (i) life insurance premiums paid during each respective fiscal year pursuant to the employment agreement of Daniel R. Milliard with Adelphia, in the premium payment amounts of $4,590 during Fiscal 1997, $4,600 during Fiscal 1996, and $4,500, during Fiscal 1995, on policies owned by Mr. Milliard and (ii) $750 in matching contributions for Mr. Milliard under Adelphia's 401(k) savings plan for each of Fiscal 1997, 1996 and 1995.


Director Compensation

               The directors do not currently receive any compensation for services rendered to the Company in their capacities as directors.

Long-Term Incentive Compensation Plan

               The Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan") provides for the grant of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options which do not so qualify, share awards (with or without restrictions on vesting), stock appreciation rights and stock equivalent or phantom units. The number of shares of Class A Common Stock available for the issuance of such options, awards, rights and phantom stock units under the 1996 Plan initially will be 1,750,000. Such number is to increase each year by a number of shares equal to one percent (1%) of outstanding shares of all classes of Common Stock, up to a maximum of 2,500,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The purposes of the 1996 Plan are to encourage ownership of the Class A Common Stock by directors, executive officers, employees and consultants; to induce them to remain employed or involved with the Company; and to provide additional incentive for such persons to promote the success of the Company. Any shares subject to the Plan in excess of 1,000,000 shares will require the consent of the Management Stockholders (as defined below) under the Plan. No stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan, except for 122,000 shares of Class A Common Stock issued to Mr. Milliard pursuant to his employment agreement discussed below, of which 104,000 shares were issued on March 4, 1997 and 18,000 shares were issued on April 1, 1997 as stock bonuses pursuant to such agreement.

Employment Contracts

               The Company and Mr. Milliard have entered into an employment agreement which provides for his employment as President and Chief Operating Officer of the Company. The agreement includes the following provisions: (i) a base salary of at least $230,000, to be increased from time to time to be comparable to salaries paid by comparable companies for comparable positions,
(ii) an annual cash bonus, subject to achievement of certain benchmarks, of up to 50% of base salary, (iii) a stock bonus of 104,000 shares of Class A Common Stock, stock options to purchase 25,000 shares of Class A Common Stock at fair market value of the Class A Common Stock on the date of issuance of such options, such options to be granted on the first day of each of the next four fiscal years, commencing April 1, 1997 and the ability to receive, upon attainment of certain benchmarks, stock options to purchase 25,000 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of issuance of such options, such options to be granted during fiscal 1997 and each of the next four fiscal years; provided, that until an initial public offering of the Class A Common Stock is completed, the Company shall grant stock bonuses in lieu of any stock options required to be granted under the employment agreement, such stock bonuses to be in an amount equal to 72% of the shares of Class A Common Stock that would have been covered by said options, (iv) a cash bonus of $75,000, a portion of which will be used to repay outstanding loans to Adelphia, and (v) certain employee benefits. It is expected that all such stock options will be granted under the 1996 Plan. The initial term of the proposed employment agreement expires on March 31, 2001, unless terminated earlier for cause (as defined therein) or due to death or disability. The agreement also provides that upon a change-in-control (as defined therein) of the Company, the obligations under the agreement, if not assumed, would be canceled in exchange for a payment by the Company equal to the remaining base salary and options required to be granted under the initial term of the agreement. The employment agreement also contains provisions with respect to confidentiality, non-competition and non-solicitation of customers, suppliers and employees. Mr. Milliard will continue to serve as a director, senior vice president and secretary of Adelphia, although he will receive no additional compensation for serving in such capacities.

               Each of Messrs. Drenning, Fajerski and Fowler (the "Management Stockholders") have employment agreements with the Company which expire on October 20, 1998. The employment agreements provide for base salary, bonuses and benefits, and contain noncompetition and nondisclosure provisions. The employment agreements also provide for base pay and bonuses to be paid to each Management Stockholder that are comparable to industry average base pay and bonuses paid by comparable companies for comparable positions.

Compensation Committee Interlocks and Insider Participation

               The Company's Board of Directors currently does not, and during Fiscal 1997 did not, have a Compensation Committee. Consequently, all Directors have participated in deliberations concerning executive officer compensation, including decisions relative to their own compensation. See "Certain Relationships and Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of June 1, 1997 by
(i) each person known by the Company to be a beneficial owner of more than 5% of either the Class A Common Stock or Class B Common Stock, (ii) the directors and executive officers and (iii) all directors and executive officers as a group.

                                                                                                           Total
                                                                           Class A        Class B       Common Stock
                                                                         Common Stock   Common Stock        (%)
Adelphia Communications
Corporation (a)(b) ...................................................           (b)     8,900,020         87.93
Daniel R. Milliard ...................................................       122,000             0          1.21
Charles R. Drenning (c) ..............................................           (b)       366,660          3.62
Paul D. Fajerski (c) .................................................           (b)       366,660          3.62
Randolph S. Fowler (c) ...............................................           (b)       366,660          3.62
All executive officers and directors as a group (eight persons)(a) ...       122,000    10,000,000(d)     100.00


                        ------------
(a) The business address of Adelphia Communications Corporation is the same as that of the Company. In their capacity as executive officers of Adelphia, the following persons share or may be deemed to share voting and dispositive power over the shares of Common Stock owned by Adelphia, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, Michael J. Rigas, Timothy J.
     Rigas, James P. Rigas and Daniel R. Milliard.

(b) Each share of Class B Common Stock is convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders.

(c) The business address of each such holder is 2570 Boyce Plaza, Pittsburgh, Pennsylvania 15241. Includes with respect to (i) Mr. Drenning, an aggregate of 80,000 shares of Class B Common Stock held in trust for the benefit of Mr. Drenning's children for which his spouse serves as co-trustee and as to which shares Mr. Drenning has neither the power to dispose nor the power to vote; and (ii) Mr. Fajerski, an aggregate of 80,000 shares held in trust for the benefit of Mr. Fajerski's children for which his spouse serves as co-trustee and as to which shares Mr. Fajerski has neither the power to dispose nor the power to vote.

(d) Includes 8,900,020 shares of Class B Common Stock held by Adelphia, for which the following executive officers and directors of the Company share or may be deemed to share voting and dispositive power over the shares, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, Michael J.
     Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The Company was founded in October 1991. From the Company's inception through March 31, 1997, Adelphia, which owns 88% of the Company's outstanding Common Stock provided all the equity capital to the Company and also made loans and advances totaling approximately $50.9 million. The Company repaid $25 million of such indebtedness to Adelphia from the proceeds of the offering of Senior Notes and Warrants on April 15, 1996, on which date the remaining $25.9 million, including accrued interest and fees of approximately $1.2 million for the period January 1, 1996 through April 15, 1996, was evidenced by the Adelphia Note, an unsecured subordinated note due April 16, 2003 that accrues interest at an annual rate of 16.5% and is subordinated to the Senior Notes. Interest on the Adelphia Note is payable quarterly in cash, through the issuance of identical subordinated notes or in any combination thereof, at the option of the Company. Interest (excluding fees relating to amounts borrowed) accrued on the indebtedness to Adelphia at an annual rate of 11.3% prior to April 15, 1996. Proceeds from the Senior Notes and Warrants were also used to repay amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12.8 million incurred during the period from January 1, 1996 to April 15, 1996. These amounts had been funded during the same time period through advances from Adelphia.

               Messrs. Drenning, Fajerski and Fowler together hold 11% of the Company's outstanding Common Stock prior to the Offering, and are parties to a shareholder agreement, as amended ("Shareholder Agreement") with Adelphia. The Shareholder Agreement provides, among other things, (i) that upon the earlier of
(a) the termination of employment of any Management Stockholder or (b) after October 7, 1998, such Management Stockholder may put his shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's Common Stock under the Securities Act; (ii) for Adelphia to vote its shares in the Company to elect each Management Stockholder to the Board of Directors of the Company; and (iii) for certain buy/sell and termination rights and duties among Adelphia and the Management Stockholders. The Shareholder Agreement terminates automatically upon the date when the Company's Common Stock is registered under the 1933 Act or 1934 Act and the Management Stockholders have the opportunity to sell their shares pursuant to the registration rights agreement discussed below.

               The Company has also entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Management Stockholders. Pursuant to the Loan Agreements, each Management Stockholder has borrowed $1 million from the Company. Each of these loans accrues interest at the average rate at which the Company can invest cash on a short-term basis, is secured by a pledge of the borrower's Common Stock in the Company, and matures upon the earlier of (i) October 8, 1998 or (ii) the date when the Company's Common Stock is registered under the 1933 Act and the Management Stockholders have the right to sell their shares pursuant to the registration rights agreement discussed below. Each Loan Agreement also provides that any interest accruing on a loan from the date six months after the date of such loan shall be offset by a bonus payment which shall be paid when principal and interest thereon are due and which shall include additional amounts to pay income taxes applicable to such bonus payment.

               The Company and the Management Stockholders have entered into a registration rights agreement, as amended whereby the Company has agreed to provide the Management Stockholders with one collective demand registration right relating to the Common Stock owned by them or certain permitted transferees. Such demand registration right may be exercised beginning six months after the completion of the Company's initial public offering and terminated upon the earlier of (i) the sale or disposition of all of such Common Stock or (ii) the date on which all such shares of Common Stock become freely tradable pursuant to Rule 144.

               The Company and Adelphia have entered into a registration rights agreement whereby the Company has agreed to provide Adelphia and certain permitted transferees with two demand registration rights per year under certain conditions, including that any such demand be with respect to shares with a minimum of $10 million in market value, and with certain piggyback registration rights in future public offerings of the Common Stock. Adelphia's demand registration rights terminate at such time as Adelphia ceases to hold at least $10 million in market value of Common Stock.

               The Company, Adelphia and the Management Stockholders have agreed generally, effective until October 7, 1998, that upon or following the consummation of an initial public offering of the Common Stock of the Company,
(i) the Shareholder Agreement and Loan Agreements will terminate, (ii) the Management Stockholders will each repay the $1 million borrowed from the Company pursuant to the Loan Agreements with the proceeds from such offering or from margin loans secured by Common Stock owned by such Management Stockholders, and
(iii) the Company will pay to the Management Stockholders bonus payments in the amount of interest accruing on the margin loans for certain periods following such public offering and any additional amounts necessary to pay income taxes applicable to such bonus payments.

               During Fiscal 1995, 1996 and 1997, the Company incurred charges from Adelphia of $0.5, $0.4 and $1.2 million, respectively, for the provision to the Company of shared corporate overhead services in areas such as personnel, payroll, management information services, shared use of office, aircraft and network facilities and support equipment. The Company expects that charges for the provision of similar services by Adelphia to the Company, or by the Company to Adelphia, will continue to be incurred or charged by the Company in the future. The transactions related to the provision of these services have been based on allocation of Adelphia's costs incurred for these services, and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own. During Fiscal 1995, 1996 and 1997, the Company paid Adelphia or certain of Adelphia's affiliates, fiber lease payments of $0.3, $1.0 and $0.7 million, respectively.

               During the year ended March 31, 1997, the Vermont Operating Company purchased from Adelphia approximately 341 miles of SONET ring fiber backbone presently used by the Vermont Operating Company for $6.5 million, Adelphia's historical cost for such assets.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

               (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 52 of this Annual Report on Form 10-K.

                  (2)  Financial Statement Schedules:  None

                  (3)  Exhibits

EXHIBIT NO.    DESCRIPTION

2.1            Purchase Agreement effective as of May 13, 1996 between Teleport
                Communications Group Inc. and Hyperion Telecommunications of Florida, Inc.
                (Incorporated herein by reference is Exhibit 2.1 to Registration Statement No.
                333-06957 on Form S-4.)

3.1            Certificate of Incorporation of Registrant, together with all amendments thereto. (Incorporated herein by reference is Exhibit 3.1 to Registration
                Statement No. 333-12619 on Form S-1.)

3.2            Bylaws of Registrant. (Incorporated herein by reference is Exhibit 3.2 to
                Registration Statement No. 333-12619 on Form S-1.)

4.1            Indenture, dated as of April 15, 1996, between the Registrant and Bank of
                Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.1 to
                Registration Statement No. 333-06957 on Form S-4.)

4.2            First Supplemental Indenture, dated as of September 11, 1996, between, the
                Registrant and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.2 to Registration Statement No. 333-12619 on Form S-4.)

4.3            Form of 13% Senior Discount Note. (Incorporated herein by reference is
                Exhibit 4.3 to Registration Statement No. 333-12619 on Form S-4.)

4.4            Registration Rights Agreement dated as of April 15, 1996, between the
                Registrant and the Initial Purchasers. (Incorporated herein by reference is
                Exhibit 4.3 to Registration Statement No. 333-06957 on Form S-4.)

4.5            Subordinated Note dated April 15, 1996 by the Company in favor of Adelphia.
                (Incorporated herein by reference is Exhibit 4.3 to Quarterly Report on Form
                10-Q for the quarter ended September 30, 1996 (File No. 0-21605).)

4.6            Form of Class A Common Stock Certificate. (Incorporated herein by reference is Exhibit 4.1 to Registrant's Registration Statement on Form 8-A, dated October
                23, 1996.)

10.1           Purchase Agreement dated as of April 10, 1996 between the Registrant and
                Bear, Stearns & Co. Inc., Chase Securities Inc. and NationsBanc Capital Markets,
                Inc. (collectively, the "Initial Purchasers"). (Incorporated herein by reference is Exhibit 1.1 to Registration Statement No. 333-06957 on Form S-4.)

10.2*          Employment Agreement between the Registrant and Charles R. Drenning.
                (Incorporated herein by reference is Exhibit 10.1 to Registration Statement
                 No. 333-06957 on Form S-4.)

10.3*           Employment Agreement between the Registrant and Paul D. Fajerski.
                (Incorporated herein by reference is Exhibit 10.2 to Registration Statement
                 No. 333-06957 on Form S-4.)

10.4*           Employment Agreement between the Registrant and Randolph S. Fowler.
                 (Incorporated herein by reference is Exhibit 10.3 to Registration Statement
                  No. 333-06957 on Form S-4.)

10.5            Pre-Incorporation and Shareholder Restrictive Agreement between Adelphia,
                 Paul D. Fajerski, Charles R. Drenning and Randolph S. Fowler. (Incorporated
                 herein by reference is Exhibit 10.5 to Registration Statement No. 333-06957 on
                 Form S-4.)

10.6            Term Loan Note dated May 10, 1996 between Charles R. Drenning in favor of
                 Registrant in the amount of $1,000,000. (Incorporated herein by reference is
                 Exhibit 10.6 to Registration Statement No. 333-06957 on Form S-4.)

10.7            Term Loan Note dated May 10, 1996 between Paul D. Fajerski in favor of
                 Registrant in the amount of $1,000,000. (Incorporated herein by reference is
                 Exhibit 10.7 to Registration Statement No. 333-06957 on Form S-4.)

10.8            Term Loan Note dated May 10, 1996 between Randolph S. Fowler in favor of
                 Registrant in the amount of $1,000,000. (Incorporated herein by reference is
                 Exhibit 10.8 to Registration Statement No. 333-06957 on Form S-4.)

10.9            Term Loan and Stock Pledge Agreement dated May 10, 1996 between the
                 Registrant and Charles R. Drenning. (Incorporated herein by reference is Exhibit
                 10.9 to Registration Statement No. 333-06957 on Form S-4.)

10.10           Term Loan and Stock Pledge Agreement dated May 10, 1996 between the
                 Registrant and Paul D. Fajerski. (Incorporated herein by reference is Exhibit
                 10.10 to Registration Statement No. 333-06957 on Form S-4.)

10.11           Term Loan and Stock Pledge Agreement dated May 10, 1996 between the
                 Registrant and Randolph S. Fowler. (Incorporated herein by reference is Exhibit
                 10.11 to Registration Statement No. 333-06957 on Form S-4.)

10.12           Letter Agreement dated March 19, 1996 between the Registrant, Charles R.
                 Drenning, Paul D. Fajerski, Randolph S. Fowler and Adelphia. (Incorporated
                 herein by reference is Exhibit 10.12 to Registration Statement No. 333-06957 on
                 Form S-4.)

10.13           Warrant Agreement dated as of April 15, 1996, by and among Hyperion
                 Telecommunications, Inc. and Bank of Montreal Trust Company. (Incorporated
                 herein by reference is Exhibit 10.13 to Registration Statement No. 333-06957 on
                 Form S-4.)

10.14           Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial Purchasers.
                 (Incorporated herein by reference is Exhibit 10.14 to Registration Statement
                 No. 333-06957 on Form S-4.)

10.15           Form of Management Agreement. (Incorporated herein by reference is Exhibit
                 10.15 to Registration Statement No. 333-06957 on Form S-4.)

10.16*          Employment Agreement between Hyperion Telecommunications, Inc. and Daniel
                 R. Milliard dated as of March 4, 1997. (Incorporated herein by reference is
                 Exhibit 10.03 to Current Report on Form 8-K of Adelphia Communications
                 Corporation dated May 1, 1997 (File Number 0-16014).)

10.17*           1996 Long-Term Incentive Compensation Plan. (Incorporated herein by reference is Exhibit 10.17 to Registration Statement No. 333-13663 on Form S-1.)

10.18            Registration Rights Agreement among Charles R. Drenning, Paul D. Fajerski,
                  Randolph S. Fowler, Adelphia Communications Corporation and the Company.
                  (Incorporated herein by reference is Exhibit 10.18 to Registration Statement No.
                  333-13663 on Form S-1.)

10.19            Registration Rights Agreement between Adelphia Communications Corporation and the Company. (Incorporated herein by reference is Exhibit 10.19 to
                  Registration Statement No. 333-13663 on Form S-1.)

10.20            Extension Agreement dated as of January 8, 1997, among Hyperion
                  Telecommunications, Inc., Adelphia Communications Corporation, Charles R.
                  Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein.
                  (Incorporated herein by reference is Exhibit 10.04 to Current Report on Form 8-K of Adelphia Communications Corporation dated May 1, 1997 (File Number 0-16014).)

21.1             Subsidiaries of the Registrant. (Filed herewith.)

27.1             Financial Data Schedule.
----------------------

*              Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

               The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.


               (b) The Registrant did not file any Form 8-K reports during the three months ended March 31, 1997, except for Forms 8-K dated March 17, 1997 (covering Items 5 and 7) and February 13, 1997 (covering Items 5 and 7).
No financial statements were filed therewith.


               (c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.


               (d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HYPERION TELECOMMUNICATIONS, INC.

June 20, 1997                 By:    /s/ Daniel R. Milliard
                                     -----------------------
                                     Daniel R. Milliard,
                                     President and Chief Operating Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 20, 1997                        /s/ John J. Rigas
                                     ------------------
                                     John J. Rigas,
                                     Chairman and Director

June 20, 1997                        /s/ Timothy J. Rigas
                                     --------------------
                                     Timothy J. Rigas,
                                     Vice Chairman, Treasurer, Chief Financial
                                     Officer and Director

June 20, 1997                        /s/ Michael J. Rigas
                                     --------------------
                                     Michael J. Rigas,
                                     Vice Chairman and Director

June 20, 1997                        /s/ James P. Rigas
                                     James P. Rigas,
                                     Vice Chairman, Chief Executive Officer and
                                     Director

June 20, 1997                        /s/ Daniel R. Milliard
                                     ----------------------
                                     Daniel R. Milliard,
                                     President, Secretary, Chief Operating
                                     Officer and Director

June 20, 1997                        /s/ Charles R. Drenning
                                     -----------------------
                                     Charles R. Drenning
                                     Senior Vice President and Director

June 20, 1997                        /s/ Paul D. Fajerski
                                     --------------------
                                     Paul D. Fajerski
                                     Senior Vice President and Director

June 20, 1997                        /s/ Randolph S. Fowler
                                     ----------------------
                                     Randolph S. Fowler
                                     Senior Vice President and Director

June 20, 1997                        __________________
                                     Pete J. Metros,
                                     Director

June 20, 1997                        /s/ James L. Gray
                                     -----------------
                                     James L. Gray,
                                     Director

June 20, 1997                        /s/ Edward E. Babcock Jr.
                                     -------------------------
                                     Edward E. Babcock, Jr.
                                     Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.       Description

21.1             Subsidiaries of the Registrant.

27.1             Financial Data Schedule.