Form 10-Q
period 1997-06-30
HYPERION TELECOMMUNICATIONS INC
filed 1997-08-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 30, 1997

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to _____________

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

         At August 13, 1997, 122,000 shares of Class A Common Stock, par value $0.01, and 10,000,000 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and June 30, 1997........................3

       Condensed Consolidated Statements of Operations - Three Months Ended
        June 30, 1996 and 1997.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended
         June 30, 1996 and 1997........................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations...................................................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................26

Item 2.  Changes in Securities.........................................................................26

Item 3.   Defaults Upon Senior Securities..............................................................26

Item 4.   Submission of Matters to a Vote of Security Holders..........................................26

Item 5.   Other Information............................................................................26

Item 6.  Exhibits and Reports on Form 8-K..............................................................27


SIGNATURES.............................................................................................28


Item 1.  Financial Statements



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS(Unaudited)
                  (Dollars in thousands, except share amounts)

                                                      March 31,    June 30,
                                                        1997         1997
                                                    ------------ ------------
ASSETS:
-------
Current assets:
Cash and cash equivalents                             $  59,814    $  21,308
Other current assets                                        768        1,158
                                                      ---------    ---------
Total current assets                                     60,582       22,466

Investments                                              44,685       60,152
Property, plant and equipment - net                      53,921       71,633
Other assets - net                                       15,376       15,619
Deferred income taxes - net                                  37           37
                                                      ---------    ---------
Total                                                 $ 174,601    $ 169,907
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable                                      $   2,342    $   2,451
Due to affiliates - net                                   6,081        6,930
Other current liabilities                                   757        1,768
                                                      ---------    ---------
Total current liabilities                                 9,180       11,149

13% Senior Discount Notes due 2003                      187,173      193,900
Note payable - Adelphia                                  25,855       25,855
Other debt                                                2,647        2,496
                                                      ---------    ---------
Total liabilities                                     $ 224,855    $ 233,400
                                                      ---------    ---------

Commitments and contingencies (Note 3)

Stockholders' equity (deficiency):
Class A Common Stock, $0.01 par value, 300,000,000
shares authorized and 104,000 and 122,000 shares
outstanding, respectively                                     1            1
Class B Common Stock, $0.01 par value, 150,000,000
shares authorized and 10,000,000 shares outstanding         100          100
Additional paid in capital                                  155          182
Class B Common Stock Warrants                            11,087       11,087
Loans to Stockholders                                    (3,000)      (3,000)
Accumulated deficit                                     (58,597)     (71,863)
                                                      ---------    ---------
Total stockholders' equity (deficiency)
                                                        (50,254)     (63,493)
                                                      ---------    ---------
Total                                                 $ 174,601    $ 169,907
                                                      =========    =========

            See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                 Three Months Ended
                                                      June 30,
                                            ---------------------------
                                                  1996       1997
                                             ------------ -----------

Revenues                                      $    1,102  $    1,520
                                              ----------  ----------


Operating expenses:
Network operations                                   859       1,180
Selling, general and administrative                1,027       2,380
Depreciation and amortization                        695       1,372
                                              ----------  ----------
Total                                              2,581       4,932
                                              ----------  ----------

Operating loss                                    (1,479)     (3,412)

Other income (expense):
Gain on sale of investment                         8,405        --
Interest income                                    1,433         763
Interest expense and fees                         (6,169)     (8,077)
                                              ----------  ----------

Income (loss) before income taxes and
equity in net loss of joint ventures               2,190     (10,726)

Income tax expense                                    (3)       --
                                              ----------  ----------

Income (loss) before equity in net loss
of joint ventures                                  2,187     (10,726)

Equity in net loss of joint ventures              (1,636)     (2,540)
                                              ----------  ----------

Net  income (loss)                            $      551  $  (13,266)
                                              ==========  ==========

Net income (loss) per weighted average
share of common stock                         $     0.05  $    (1.24)
                                              ==========  ==========

Weighted average shares of
common stock outstanding
(in thousands)                                    10,525      10,735
                                              ==========  ==========

            See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                          Three Months Ended
                                                              June 30,
                                                     -------------------------
                                                          1996         1997
                                                     ------------ ------------

Cash flows from operating activities:
Net income (loss)                                     $      551   $  (13,266)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation                                                 335        1,054
Amortization                                                 360          318
Noncash interest expense                                   4,915        6,727
Equity in net loss of joint ventures                       1,636        2,540
Gain on sale of investment                                (8,405)        --
Issuance of Class A Common Stock Bonus                      --             27
Change in operating assets and liabilities:
Other assets - net                                           (22)        (951)
Accounts payable and other current liabilities            (2,027)       1,144
                                                      ----------   ----------
Net cash used in operating activities                     (2,657)      (2,407)
                                                      ----------   ----------

Cash flows from investing activities:
Expenditures for property, plant and equipment            (1,818)     (18,766)
Proceeds from sale of investment                          11,618         --
Investments in joint ventures                             (4,750)     (18,031)
                                                      ----------   ----------
Net cash provided by (used in) investing activities        5,050      (36,797)
                                                      ----------   ----------

Cash flows from financing activities:
Proceeds from debt                                       163,705         --
Repayment of debt                                           --           (151)
Advances (to) from related parties                       (10,822)         849
Proceeds from issuance of stock warrants                  11,087         --
Costs associated with debt financing                      (6,221)        --
Loans to stockholders                                     (3,000)        --
Repayment of note payable - Adelphia                     (25,000)        --
                                                      ----------   ----------
Net cash provided by financing activities                129,749          698
                                                      ----------   ----------

Increase (decrease) in cash and cash equivalents         132,142      (38,506)

Cash and cash equivalents, beginning of period              --         59,814
                                                      ----------   ----------

Cash and cash equivalents, end of period              $  132,142   $   21,308
                                                      ==========   ==========



            See notes to condensed consolidated financial statements.

===============================================================================
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
===============================================================================
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)



         Hyperion Telecommunications, Inc. is an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The accompanying unaudited condensed financial statements of Hyperion Telecommunications, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended June 30, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

1.  Significant Events Subsequent to March 31, 1997:

         On May 20, 1997, the Company entered into an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, the Company will pay TWEAN approximately $7,700 and increase its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and will eliminate its interest in the Albany and Binghamton networks, which will become wholly owned by TWEAN. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

         On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. ("MCI") pursuant to which the Company is designated as MCI's preferred provider for new end user dedicated access services in virtually all of the markets that the Company currently serves. The Company also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued to MCI a warrant, which expires June 13, 2000, to purchase 281,040 shares of Class A Common Stock of the Company at the lower of (i) $20 per share of Class A Common Stock or (ii) the public offering price of the Company's Class A Common Stock if the Company completes an initial public offering of its Class A Common Stock. MCI can receive additional warrants to purchase additional shares of the Company's Class A Common Stock at fair value, if MCI meets certain purchase volume thresholds over the term of the agreement. Collectively, the warrants would entitle MCI to purchase Class A Common Stock of the Company representing between 2.5% and 8.5% of the total Common Stock of the Company, on a fully diluted basis, with adjustments for future issuances of Common Stock.

         On August 4, 1997, the Company entered into an Equity Contribution and Exchange Agreement with Lenfest Telephony, Inc. ("Lenfest"), its 50% partner in Hyperion of Harrisburg, whereby Lenfest will receive 225,115 shares of Class A Common Stock of the Company in exchange for its 50% partnership interest in Hyperion of Harrisburg. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY markets, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these markets. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approval, and the TWEAN exchange previously discussed, the Company's ownership interest in each of these markets will increase to 100%.

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

The Company's nonconsolidated investments are as follows:

                                                                            Ownership       March 31,     June 30,
                                                                            Percentage        1997          1997
                                                                         ---------------  ------------  ------------
  Investments accounted for using the equity method:

  Continental Fiber Technologies (Jacksonville)                              20.0         $     7,330   $     7,979
  Multimedia Hyperion Telecommunications (Wichita)                           49.9               3,306         3,306
  Louisville Lightwave                                                       50.0 (2)           4,683         8,644
  NewChannels Hyperion Telecommunications (Albany)                           50.0 (1)             924           924
  NewChannels Hyperion Telecommunications (Binghamton)                       20.0 (1)             504           504
  NHT Partnership (Buffalo)                                                  40.0(1) (2)        4,717         5,300
  NewChannels Hyperion Telecommunications (Syracuse)                         50.0 (1)           4,215         5,161
  Hyperion of Harrisburg                                                     50.0 (2)           5,246         8,576
  Alternet of Virginia (Richmond)                                            37.0               7,018         7,212
  New Jersey Fiber Technologies (New Brunswick and Morristown)               19.7               3,340         4,582
  PECO-Hyperion (Philadelphia)                                               50.0              10,750        15,000
  Lexington Lightwave                                                        50.0 (2)           2,311         4,261
  Hyperion of York                                                           50.0               1,402         2,000
  Other                                                                      Various              949         1,277
                                                                                          ------------  ------------
                                                                                               56,695        74,726
  Cumulative equity in net losses                                                             (12,010)      (14,574)
                                                                                          ------------  ------------
  Total Investments                                                                       $    44,685   $    60,152
                                                                                          ============  ============


(1) As discussed in Note 1, the Company has entered into an agreement, subject to normal closing conditions and receipt of regulatory approvals, to exchange its interests in these networks.
(2) As discussed in Note 1, the Company has entered into an agreement, subject to normal closing conditions and receipt of regulatory approvals, to increase its ownership to 100% in these networks.

              Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, is as follows:


                                           March 31,   June 30,
                                             1997        1997
                                         ----------- -----------
Current assets                           $    5,684  $    8,278
Non-current assets                          154,950     181,986
Current liabilities                           6,797       8,604
Non-current liabilities                      48,069      55,214


                                       Three Months Ended June 30,
                                       ---------------------------
                                              1996       1997
                                         ----------- -----------
Revenues                                 $    2,651  $    4,252
Net loss                                     (3,572)     (6,259)


3.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.


           -------------------------------------------------

-------------------------------------------------------------------------------
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto filed on Form 10-K for the fiscal year ended March 31, 1997.

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended June 30, 1996 and 1997.

         The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 22 telecommunications networks (including five networks under construction) owned as of June 30, 1997 by 17 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or
(ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

         The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through June 30, 1997, the Company has experienced substantial growth, building from its original two partnerships covering two networks to covering 22 networks and 35 cities through its 17 Operating Companies. The Operating Companies' customers are principally medium and large businesses and government and educational end users as well as Interexchange or Long Distance Carriers ("IXCs"). The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

         The Company's Operating Companies are made up of three wholly-owned subsidiaries, one partnership in which it is a majority owner and 13 joint venture investments (through which the Company has an interest in 18 networks) in which the Company owns 50% or less as of June 30, 1997. Results of the wholly and majority owned subsidiaries and partnership are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital contributions to the Operating Companies, and distributions from the Operating Companies to the Company.

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

         Since its inception through June 30, 1997, the Company, in conjunction with its local partners, has made substantial investments totaling approximately $339,400 designing, constructing and enhancing the Operating Companies' fiber optic networks. As of June 30,1997, the gross property, plant and equipment of the Company, its networks and the Company's Network Operating and Control Center (the "NOCC"), including the Company's investment in Telergy, was approximately $286,000. As of June 30, 1997, the Company's operating networks had approximately 3,640 route miles, approximately 174,708 fiber miles and were connected to approximately 1,603 buildings and 106 LEC central offices ("COs"). The Operating Companies have also installed 8 switches or remote modules which serve 8 markets and one frame relay switch through the Company's partnership with !nterprise.

Recent Developments

         On May 20, 1997, the Company entered into an agreement with Time Warner Entertainment-Advance/Newhouse and Advance/Newhouse Partnership ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, Hyperion will pay TWEAN approximately $7,700 and increase its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and will eliminate its interest in the Albany and Binghamton networks which will be wholly owned by TWEAN. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

         On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. ("MCI") pursuant to which the Company is designated as MCI's preferred provider for new end user dedicated access services in virtually all of the markets that the Company currently serves. The Company also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued to MCI a warrant, which expires June 13, 2000, to purchase 281,040 shares of Class A Common Stock of the Company at the lower of (i) $20 per share of Class A Common Stock or (ii) the public offering price of the Company's Class A Common Stock if the Company completes an initial public offering of its Class A Common Stock. MCI can receive additional warrants to purchase additional shares of the Company's Class A Common Stock at fair value, if MCI meets certain purchase volume thresholds over the term of the agreement. Collectively, the warrants would entitle MCI to purchase Class A Common Stock of the Company representing between 2.5% and 8.5% of the total Common Stock of the Company, on a fully diluted basis, with adjustments for future issuances of Common Stock.

         On August 4, 1997, the Company entered into an Equity Contribution and Exchange Agreement with Lenfest Telephony, Inc. ("Lenfest"), its 50% partner in Hyperion of Harrisburg, whereby Lenfest will receive 225,115 shares of Class A Common Stock of the Company in exchange for its 50% partnership interest in Hyperion of Harrisburg. The transaction is subject to normal closing conditions and receipt of regulatory approvals.

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY markets, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these markets. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approval, and the TWEAN exchange previously discussed, the Company's ownership interest in each of these markets will increase to 100%.

Results of Operations

Three Months Ended June 30, 1997 in Comparison with Three Months Ended June 30, 1996

         Revenues increased 38% to $1,520 for the three months ended June 30, 1997, from $1,102 for the same quarter in the prior fiscal year. Growth in revenues of $418 resulted primarily from increased revenues from telecommunications services from majority and wholly owned Operating Companies as compared to the same quarter in the prior fiscal year due to increases in the customer base and the impact of consolidation of the Nashville Operating Company for the current fiscal quarter.

         Network operations expense increased 37% to $1,180 for the three months ended June 30, 1997 from $859 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC and the consolidation of the Nashville Operating Company for the current fiscal quarter.

         Selling, general and administrative expense increased 132% to $2,380 for the three months ended June 30, 1997 from $1,027 for the same quarter in the prior fiscal year. The increase was due to both corporate and NOCC overhead cost increases to accommodate the growth in the number of operating companies managed and monitored by the Company.

         Depreciation and amortization expense increased 97% to $1,372 during the three months ended June 30, 1997 from $695 for the same quarter in the prior fiscal year primarily as a result of increased depreciation resulting from higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies.

         Gain on Sale of Investment for the three months ended June 30, 1996 was due to the sale of the Company's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group, Inc. on May 16, 1996 for an aggregate sales price of $11,618. This sale resulted in a gain of $8,405. There were no such similar transactions in the three months ended June 30, 1997.

         Interest income for the three months ended June 30, 1997 decreased 47% to $763 from $1,433 for the same quarter in the prior fiscal year as a result of reduced cash and cash equivalents due to utilization of the proceeds of the 13% Senior Discount Notes and Warrants.

         Interest expense and fees increased 31% to $8,077 during the three months ended June 30, 1997 from $6,169 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes.

         Equity in net loss of joint ventures increased by 55% to $2,540 during the three months ended June 30, 1997 from $1,636 for the same quarter in the prior fiscal year as the nonconsolidated Operating Companies increased operations. The net losses of the Operating Companies for the three months ended June 30, 1997 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of nonconsolidated Operating Companies paying management fees to the Company increased from 11 at June 30, 1996 to 14 at June 30, 1997. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $830 for the three months ended June 30, 1997, as compared with $798 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended June 30, 1996 and 1997 aggregated approximately $3,572 and $6,259 respectively.

         Net income (loss) changed from net income of $551 for the three months ended June 30, 1996 to a net loss of $13,266 for the same quarter in the current fiscal year. The increased net loss was primarily attributable to a higher operating loss, interest expense associated with the 13% Senior Discount Notes, increased equity in the net losses of the Company's joint ventures and increased depreciation and amortization combined with lower interest income and no gain on sale of investment.

Supplementary Operating Company Revenue Analysis

         The Company believes that working with local partners to develop markets has enabled the Company to build larger networks in a rapid and cost effective manner. The Company has entered into joint ventures with local partners where the Company owns 50% or less of each partnership or corporation. As a result of the Company's ownership position in these joint ventures, a substantial portion of the Operating Companies' results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because all of the assets, liabilities and results of operations of the Operating Companies are not presented in the Company's consolidated financial statements, financial analysis of these Operating Companies based only upon the Company's results does not represent a complete measure of the growth or operations of the Operating Companies.

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

                                          Revenues
                               ----------------------------

                                     Three Months Ended
                                          June 30,
Cluster                               1996         1997
-------
                               -------------- -------------

Northeast                        $     1,271   $     1,527
Mid-Atlantic                             345         1,194
Mid-South                                239           426
Other Networks                         1,077         2,196
                                 -----------   -----------
Total                            $     2,932   $     5,343
                                 ===========   ===========



         There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.

                                                 EBITDA
                                      ----------------------------

                                            Three Months Ended
                                                  June 30,
Cluster                                      1996          1997
-------
                                      -------------- -------------

Northeast                              $        215  $       (457)
Mid-Atlantic                                   (752)       (1,160)
Mid-South                                      (231)         (181)
Other Networks                                  253           614
                                       ------------  ------------
Total                                  $       (515) $     (1,184)
                                       ============  ============

                                          Capital Expenditures
                                      ---------------------------

                                            Three Months Ended
                                                 June 30,
Cluster                                     1996          1997
-------
                                      ------------- -------------

Northeast                              $      2,030  $      5,822
Mid-Atlantic                                  7,803        20,879
Mid-South                                     1,611        10,262
Other Networks                                2,443        12,632
                                       ------------  ------------
Total                                  $     13,887  $     49,595
                                       ============  ============



Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $1,818 and $18,766 for the three months ended June 30, 1996 and 1997, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $4,750 and $18,031 for the three months ended June 30, 1996 and 1997, respectively. The significant increase for the current quarter is largely attributable to capital expenditures necessary to enter the switching market. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

         The Company recently received a firm commitment for a $25 million long term lease facility from AT&T Capital Corporation. The lease facility provides for financing for certain of the Operating Companies' switching equipment and is expected to be available during the September 1997 quarter.

         Through June 30, 1997, Adelphia has made loans and advances totaling approximately $68.3 million, including accrued interest, to the Company and leased $3.4 million in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37.8 million of such loans and advances. In addition, Local Partners have invested approximately $91.2 million as their pro rata investment in those networks through June 30, 1997. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $56.4 million for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $120.1 million to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, these investments and the Fiber Lease Financings have totaled $339.4 million from the Company's inception through June 30, 1997.

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

         The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and the Company's networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments in Operating Companies in connection with: (i) the deployment of switches in all of its markets by the end of 1997,
(ii) the expansion of existing markets and (iii) the construction and development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with local partners. The Company estimates that it will require substantial capital to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and to make investments in existing and new Operating Companies and to fund requirements in connection with certain of the Company's planned additional markets during calendar years 1997 and 1998. The Company expects that it will have adequate resources to fund such short and long term liquidity needs through the proceeds from the offering of the 13% Senior Discount Notes and Warrants, vendor financings, internal sources of funds including cash flow from operations and additional debt or equity financings as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow, the local partners or other external sources or as to the terms of such financings. In addition, the 13% Senior Discount Notes provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 are not expected to have any effect on the Company's financial statements or disclosures.




                                   REGULATION

Overview

         Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international services. Jurisdictionally interstate services, which constitute the majority of the Operating Companies' current services, are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state. State regulatory commissions exercise jurisdiction over intrastate services. Additionally, municipalities and other local government agencies may regulate limited aspects of the Company's business, such as use of rights-of-way. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict. The networks are also subject to numerous local regulations such as building codes and licensing.

Telecommunications Act of 1996

         On February 8, 1996, the Telecommunications Act was signed into law. It is considered to be the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The Telecommunications Act has and will continue to result in substantial changes in the marketplace for voice, data and video services. These changes include opening the local exchange market to competition and will result in a substantial increase in the addressable market for the Company's networks. Among its more significant provisions, the Telecommunications Act (i) removes legal barriers to entry in local telephone markets, (ii) requires incumbent LECs to "interconnect" with competitors, (iii) establishes procedures for incumbent LEC entry into new markets, such as long distance and cable television, (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers, and (v) directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service. As a component of the need for explicit subsidy mechanism for universal service, the FCC was also directed to revise and make explicit subsidies inherent in the current access change system.

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

         This provision of the Telecommunications Act should enable the Operating Companies to provide a full range of local telecommunications services in any state. The Operating Companies will continue their policy of not providing interLATA long distance services that compete with the major IXCs in order to enable the Company to work with IXCs to provide an integrated local and long distance service offering to end users. Although the Operating Companies will be required to obtain certification from the state regulatory commission in almost all cases, the Telecommunications Act should limit substantially the ability of a state commission to deny a request for certification filed by an Operating Company. While this provision of the Telecommunications Act expands significantly the markets available to the Operating Companies, it also reduces the barriers to entry by other potential competitors and therefore increases the level of competition the Operating Companies will face in all their markets. See "Competition." Delays in receiving regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a materially adverse effect upon the Operating Companies.

         Some state commissions are currently considering actions to preserve universal service and promote the public interest. The actions may impose conditions on the certificate issued to an Operating Company which would require it to offer service on a geographically widespread basis through the construction of facilities to serve all residents and business customers in such areas, the acquisition from other carriers of network facilities required to provide such service, or the resale of other carriers' services. The Company believes that state commissions have limited authority to impose such requirements under the Telecommunications Act. The imposition of such conditions by state commissions could increase the cost to the Operating Companies of providing local exchange services, or could otherwise affect the Operating Companies' flexibility to offer services.

Interconnection with LEC Facilities

         A company cannot compete effectively with the incumbent LEC in the market for switched local telephone services unless it is able to connect its facilities with the incumbent LEC and obtain access to certain essential services and resources under reasonable rates, terms and conditions. Incumbent LECs historically have been reluctant to provide these services voluntarily and generally have done so only when ordered to by state regulatory commissions. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural LECs. These requirements will provide access to certain networks under reasonable rates, terms and conditions. Specifically, LECs must provide the following:

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

         Access to Rights-of-Way. All LECs, CLECs and other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

         Unbundling of Network Elements. LECs must offer access to various unbundled elements of their network. This requirement allows new entrants to purchase at cost-based rates, elements of an incumbent LEC's network that may be necessary to provide service to customers not located in the new entrants' networks.

         On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. After December 31, 1998, each LEC must make number portability available within six months after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs in which the requesting carrier is operating or plans to operate. Until long-term service portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, if these regulations are effective in promoting number portability. The Number Portability Order sets interim criteria for number portability cost recovery. The FCC deferred selecting a long-term number portability cost recovery scheme to a further rulemaking proceeding which is not expected to be decided until later this year. Further, the Number Portability Order is subject to Petitions for Reconsideration filed at the FCC. To the extent that the outcome of the Petitions results in new rules that decrease the LEC obligation to provide number portability or increase the CLEC obligation to pay for number portability, changes to the Number Portability Order could decrease the Company's ability to offer service in competition with the LECs.

         On August 8, 1996 the FCC released its First Report and Order and Second Report and Order and Memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLEC and LEC networks and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. The Local Competition Orders also established rules implementing the Telecommunications Act requirements that LECs negotiate interconnection agreements, and provide guidelines for review of such agreements by state commissions.

         On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Local Competition Orders, including provisions establishing a pricing methodology, a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between LECs and their competitors, and certain provisions relating to the purchase of unbundled access elements. The Operating Companies have negotiated and obtained state commission approval of a number of interconnection agreements with incumbent LECs prior to this Eighth Circuit decision. The Eighth Circuit decision creates uncertainty about individual state rules governing pricing, terms, and conditions of interconnection decisions, and could make negotiating and enforcing such agreements in the future more difficult and protracted. It could also require renegotiation of relevant portions of existing interconnection agreements, or subject them to agreements to additional court and regulatory proceedings. It remains to be seen whether Operating Companies can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices which are for the most part consistent with the FCC's related pricing provisions. The FCC has announced that it will appeal the Eighth Circuit decision to the United States Supreme Court.

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

         Moreover, these requirements place burdens on an Operating Company when it provides switched local exchange services that will benefit potential competitors. In particular, the obligation to offer services for resale means that a company can resell the Operating Company's services without investing in facilities, although unlike incumbent LECs, the Operating Companies are not required to offer services for resale at discounted rates. Similarly, the obligation to provide access to rights-of-way is of limited benefit to most of the Operating Companies, which already have such access through their Local Partners, but benefits other potential competitors to a greater degree.

LEC Entry into New Markets

         The Company's principal competitor in each market it enters is the LEC. See "Competition." Prior to enactment of the Telecommunications Act, incumbent LECs generally were prohibited from providing cable television service pursuant to the "telco/cable cross-ownership prohibition" contained in the Communications Act of 1934, although the prohibition had been stayed by several courts and was not being enforced by the FCC. In addition, the RBOCs generally were prohibited by the Modified Final Judgment ("MFJ") from providing interLATA (i.e., long distance) services within the region in which they provide local exchange service.

         The Telecommunications Act repeals the telco/cable cross-ownership prohibition and permits incumbent LECs to provide cable television service. Prior to the Telecommunications Act repeal, some LECs were investing in fiber optic networks on a limited basis through the FCC's "video dialtone" regulatory regime. With the telco/cable cross ownership prohibition removed, LECs are more likely to invest in fiber optic networks because those facilities will be able to generate a revenue stream previously unavailable on a widespread basis to the incumbent LECs. While LEC entry into the video market may be a motivating factor for construction of new facilities, these facilities also can be used by an incumbent LEC to provide services that compete with the Company's networks.

         The Telecommunications Act also eliminates the prospective effect of the MFJ and establishes procedures under which an RBOC can enter the market for interLATA services within its telephone service area. This is referred to as "in-region" interLATA service. (RBOCs are currently permitted to provide interLATA long distance services to customers outside of their local service areas. This is referred to as "out-of-region" long distance service.) Before an RBOC can provide in-region interLATA service, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection, reasonably expected to lead to facilities-based competition in the residential and business local exchange markets, the RBOC can request authority to provide in-region interLATA services if it offers interconnection under state-approved terms and conditions. The interconnection offered or provided by the RBOC must comply with a "competitive checklist" that is comparable to the interconnection requirements discussed above. See "-- Interconnection with LEC Facilities."

         The ability of the RBOCs to provide interLATA services enables them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs to generate access revenues from the IXCs. To date Ameritech has sought authority from the FCC to provide in-region interLATA service in Michigan, and Southwestern Bell Telephone Company ("SWBT") has sought similar authority in Oklahoma. The Department of Justice has opposed both requests. More RBOC requests to provide in-region interLATA service are expected to be filed with the FCC in the near future.

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

         In an exercise of its "forbearance authority," the FCC has ruled that following a transition period nondominant interexchange carriers will no longer be able to file tariffs with the FCC concerning their interexchange interstate long distance services (the "IXC Detariffing Order"). The IXC Detariffing Order has been appealed to the U.S. Court of Appeals for the District of Columbia. A portion of the IXC Detariffing Order has been stayed and the appeal is still pending. Pursuant to the forbearance provisions of the Telecommunications Act, in March 1996, the Company filed a petition requesting that the FCC also forbear from imposing tariff filing requirements on interstate exchange access services provided by carriers other than incumbent LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting Hyperion's petition, the FCC requested further comment on whether no mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

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

         On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Because the FCC has not yet agreed upon a mechanism to determine costs, the net revenue effect of these obligations on the Company cannot be determined at this time.

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

Federal Regulation

         Through a series of regulatory proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." Only LECs are classified as dominant; all other providers of domestic interstate services, including the Operating Companies, are classified as non-dominant carriers. As non-dominant carriers, the Operating Companies are subject to relatively limited regulation by the FCC. The Operating Companies must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory, subject to the complaint provisions of the Communications Act of 1934, as amended.

         Presently, the Operating Companies are required to file tariffs listing the terms, conditions and rates for their services. Under the Telecommunications Act, the FCC has authority to forbear from regulation (such as toll regulation) provided that such forbearance is consistent with the public interest. In an exercise of its "forbearance authority," the FCC has ruled that following a transition period, nondominant interexchange carriers will no longer be able to file tariffs with the FCC concerning their interstate long distance services (the "IXC Detariffing Order"). The IXC Detariffing Order has been appealed to the U.S. Court of Appeals for the District of Columbia and the provision requiring interexchange carriers to withdraw their tariffs was stayed by that court on February 13, 1997. That appeal is still pending. On March 21, 1996, the Company filed a petition requesting that the FCC forbear from imposing tariff filing requirements on interstate exchange access services provided by carriers other LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting Hyperion's petition, the FCC requested further comment on whether to mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

         The FCC has adopted rules requiring incumbent LECs to provide "collocation" to CAPs for the purpose of interconnecting their competing networks. These rules enable the Operating Companies to carry a portion of a customer's interstate traffic to an IXC even if the customer is not located on the Company's network. The Company has requested collocation in some, but not all, of its markets. The incumbent LECs have proposed collocation rates that are being investigated by the FCC to determine whether they are excessive. If the FCC orders the incumbent LECs to reduce these rates, collocation will be a more attractive option for CLECs. Under the Local Competition Order, incumbent LECs will also be required to provide both virtual collocation and actual collocation at their switching offices.

         Under the Telecommunications Act, an Operating Company may become subject to additional federal regulatory obligations when it provides local exchange service in a market. All LECs, including CLECs, must make their services available for resale by other carriers, provide nondiscriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. In addition, the Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities. Moreover, the FCC is currently engaged in a number of rulemakings in which it is considering regulatory implications of various aspects of local exchange competition. Any or all of the proceedings may negatively affect CLECs, including the Company. Most recently, the FCC has determined to investigate whether or not to mandate operational support systems reporting standards for the LECs, whether to regulate billing and collection functions, and whether to assert jurisdiction over reciprocal compensation for local calls made to Internet service providers.

         Because the states are in the process of implementing rules consistent with the Telecommunications Act and rules adopted by the FCC pursuant to the Act, it is uncertain how burdensome or beneficial such rules will be for the Company and the Operating Companies. The obligation to provide services for resale by others potentially limits any competitive advantage held by the Company by virtue of its state-of-the-art facilities because other carriers, including the incumbent LEC and the IXCs, can simply resell the Operating Companies' services. Similarly, the obligation to provide access to rights-of-way benefits certain competitors more than the Company, which already has such a significant amount of access through its Local Partners. Most of the other obligations impose costs on the Operating Companies that also will be borne by competing carriers so the competitive implication of these requirements should not be significant if they are implemented fairly.

         As part of its decision requiring incumbent LECs to provide virtual collocation, the FCC also granted incumbent LECs flexibility to reduce their rates for interstate access services in markets where a CAP is collocated. This flexibility includes the ability to offer volume and term discounts and to de-average access rates in different "zones" in a state based on the level of traffic. In addition, the FCC has granted two incumbent LECs further flexibility in their most competitive markets and the FCC could grant similar waivers in markets served by the Operating Companies. The May 21, 1997 Order reforming the FCC's price cap formula affords LECs greater flexibility in establishing rates and provides additional incentives to foster efficiency. With the passage of the Telecommunications Act and the anticipated increase in the level of competition faced by incumbent LECs, the FCC could grant incumbent LECs substantial pricing flexibility with regard to interstate access services. It is also anticipated that the prices incumbent LECs charge for access services will be reduced as a result of the FCC's reform of the access charge regime and the adoption of universal service rules. To the extent these regulatory initiatives enable or require incumbent LECs to offer selectively reduced rates for access services, the rates the Operating Companies may charge for access services will be constrained. The Operating Companies' rates also will be constrained by the fact that competitors other than the incumbent LECs are subject to the same streamlined regulatory regime as the Operating Companies and can price their services to meet competition.

State Regulation

         Most state public utility commissions require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

         Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Florida, Kansas, Kentucky, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, Vermont and Virginia. The certificates or other authorizations in New Jersey, New York, Florida, Kentucky, Mississippi, New Jersey, Vermont, Virginia and Tennessee permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. The Operating Companies have interim authority to provide a full range of local telecommunications services in Pennsylvania, and applications for permanent certificates are pending in that state. Applications for authority to provide local telecommunication services are pending in Arkansas, Kansas, and Louisiana. In light of the Telecommunications Act, the Operating Companies will request removal of any restrictions that now exist on its certificates in the remaining states and anticipate that requests will be granted. See "--Telecommunications Act of 1996--Removal of Entry Barriers." In addition, the Telecommunications Act will enable the Company to enter new states providing a full range of local services upon certification. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, unbundling and universal service contributions. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out and service requirements and universal service issues.

         Certain of the states where the Operating Companies operate have adopted specific universal service funding obligations. For example, in Kentucky, the Operating Company is required to put into escrow, pending the issuance of final Kentucky universal service rules, an amount equal to six percent of gross receipts from the provision of intrastate service in Kentucky once it begins providing intraexchange service. In Pennsylvania, pending the issuance of final rules, the Operating Company will be required to make a universal service contribution based on an "assessment rate" derived from dividing the Operating Company's gross intrastate operating revenues into the statewide intrastate revenues generated by all other carriers. The Operating Company's contribution to the Pennsylvania universal service fund will be phased in over four years with 25 percent of the assessment rate collected in the first year and equal increments added to the payment in the second, third and fourth years. Vermont imposes a universal service fund surcharge to finance state lifeline, relay and E-911 programs, and potentially affordable service in high cost areas, and also imposes a gross revenues tax, like many other states. In Kansas, the state regulatory commission has ordered telecommunications companies to pay approximately 9% of their intrastate retail revenues to the Kansas Universal Service Fund, beginning March 1, 1997. Proceedings to adopt universal service funding obligation rules are pending or contemplated in the other states in which the Operating Companies conduct business.

         In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been overturned by the Eighth Circuit. See "--Telecommunications Act of 1996--Interconnection with LEC Facilities." To date, a number of the Operating Companies have negotiated interconnection agreements with one or more of the incumbent LECs. Specifically, state commissions have approved interconnection agreements in Kansas (Southwestern Bell), Kentucky (BellSouth; GTE), New Jersey (Bell Atlantic), Tennessee (BellSouth), Vermont (NYNEX), and Virginia (Bell Atlantic; Sprint-Centel). In addition, an interconnection agreement has been approved by operation of law in Pennsylvania (Bell Atlantic). Another interconnection agreement (with GTE) has been filed and is pending approval before the Pennsylvania Commission. Finally, Operating Companies in New York interconnect with NYNEX, pursuant to a NYNEX tariff on file with the New York Public Service Commission, rather than through interconnection agreements. Notwithstanding the preceding sentence, the Company has commenced negotiations with NYNEX in New York with respect to interconnection agreements.

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

         As the Company expands its operations into other states, it may become subject to the jurisdiction of their respective public service commissions.

Local Government Authorizations

         An Operating Company may be required to obtain from municipal authorities street opening and construction permits, or operating franchises, to install and expand its fiber optic networks in certain cities. In some cities, the Local Partners or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks. An Operating Company or its Local Partners also may be required to obtain a license to attach facilities to utility poles in order to build and expand facilities. Because utilities that are owned by a cooperative or municipality are not subject to federal pole attachment regulation, there are no assurances that an Operating Company or its Local Partners will be able to obtain pole attachments from these utilities at reasonable rates, terms and conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Not Applicable.

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

     None

Item  6. Exhibits and Reports on Form 8-K

      (a)     Exhibits:

              Exhibit 27.01 Financial Data Schedule (supplied for the
               information of the Commission).


      (b)     Reports on Form 8-K:

              A form 8-K was filed on June 20, 1997 which reported information under items 5 and 7 thereof.  No financial statemnets were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HYPERION TELECOMMUNICATIONS, INC.
                                                (Registrant)



Date:  August 14, 1997                     By:   /s/ Timothy J. Rigas
                                               ----------------------
                                               Timothy J. Rigas
                                               Vice Chairman, Chief Financial
                                               Officer (authorized officer),
                                               and Treasurer


Date:  August 14, 1997                     By: /s/ Edward E. Babcock, Jr.
                                               --------------------------
                                               Edward E. Babcock, Jr.
                                               Vice President, Finance and
                                               Chief Accounting Officer