Form 10-Q
period 1997-09-30
HYPERION TELECOMMUNICATIONS INC
filed 1997-11-13
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 1997

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

         At November 13, 1997, 122,000 shares of Class A Common Stock, par value $0.01, and 10,000,000 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.


                                  HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                                         INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and September 30, 1997...................3

       Condensed Consolidated Statements of Operations - Three and Six months ended
        September 30, 1996 and 1997....................................................................4

       Condensed Consolidated Statements of Cash Flows - Six months ended
         September 30, 1996 and 1997...................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations...................................................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................31

Item 2.  Changes in Securities.........................................................................31

Item 3.   Defaults Upon Senior Securities..............................................................31

Item 4.   Submission of Matters to a Vote of Security Holders..........................................31

Item 5.   Other Information............................................................................32

Item 6.  Exhibits and Reports on Form 8-K..............................................................33


SIGNATURES.............................................................................................35

Item 1.  Financial Statements



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)


                  (Dollars in thousands, except share amounts)



                                                         March 31, September 30,
                                                           1997        1997
                                                       ------------ -----------
ASSETS:
Current assets:
Cash and cash equivalents                                $   59,814  $ 153,900
Other current assets                                            768      1,876
                                                         ----------  ---------
Total current assets                                         60,582    155,776


U.S. government securities - pledged                           --       83,849
Investments                                                  44,685     53,206
Property, plant and equipment - net                          53,921    101,832
Other assets - net                                           15,376     28,053
Deferred income taxes - net                                      37         37
                                                         ----------  ---------
Total                                                    $  174,601  $ 422,753
                                                         ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable                                         $    2,342  $   5,045
Due to affiliates - net                                       6,081      3,045
Other current liabilities                                       757      7,083
                                                         ----------  ---------
Total current liabilities                                     9,180     15,173

13% Senior Discount Notes due 2003                          187,173    200,704
12 1/4% Senior Secured Notes due 2004                          --      250,000
Note payable - Adelphia                                      25,855     33,089
Other debt                                                    2,647      5,219
                                                         ----------  ---------
Total liabilities                                           224,855    504,185
                                                         ----------  ---------

Commitments and contingencies (Note 3)


Stockholders' equity (deficiency):

Class A Common Stock, $0.01 par value, 300,000,000
 shares authorized, 104,000 and 122,000 shares
 outstanding, respectively                                        1          1
Class B Common Stock, $0.01 par value, 150,000,000
shares authorized and 10,000,000 shares outstanding             100        100
Additional paid in capital                                      155        182
Class B Common Stock Warrants                                11,087     11,087
Loans to Stockholders                                        (3,000)    (3,000)
Accumulated deficit                                         (58,597)   (89,802)
                                                         ----------  ---------
Total stockholders' equity (deficiency)                     (50,254)   (81,432)
                                                         ----------  ---------
Total                                                    $  174,601  $ 422,753
                                                         ==========  =========

            See notes to condensed consolidated financial statements.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                     Three Months Ended     Six Months Ended
                                                        September 30,         September 30,
                                                       1996        1997      1996      1997
                                                   ----------- ----------- --------- ---------

Revenues                                           $    1,175  $   2,187  $   2,277  $   3,707
                                                   ----------  ---------  ---------  ---------

Operating expenses:
Network operations                                        728      1,426      1,587      2,606
Selling, general and administrative                     1,164      2,879      2,191      5,259
Depreciation and amortization                             886      2,311      1,581      3,683
                                                   ----------  ---------  ---------  ---------
Total                                                   2,778      6,616      5,359     11,548
                                                   ----------  ---------  ---------  ---------

Operating loss                                         (1,603)    (4,429)    (3,082)    (7,841)

Other income (expense):
Gain on sale of investment                               --         --        8,405       --
Interest income                                         1,696      1,463      3,129      2,226
Interest expense and fees                              (7,108)   (11,087)   (13,277)   (19,164)
                                                   ----------  ---------  ---------  ---------
Loss before income taxes and
equity in net loss of joint ventures                   (7,015)   (14,053)    (4,825)   (24,779)

Income tax benefit                                        120       --          117       --
                                                   ----------  ---------  ---------  ---------

Loss before equity in net loss of joint ventures       (6,895)   (14,053)    (4,708)   (24,779)

Equity in net loss of joint ventures                   (1,362)    (3,886)    (2,998)    (6,426)
                                                   ----------  ---------  ---------  ---------

Net loss                                           $   (8,257) $ (17,939) $ (7,706)   $(31,205)
                                                   ==========  =========  ========    ========

Net loss per weighted average share of
common stock                                       $    (0.78) $  (1.67)  $  (0.73)   $  (2.91)
                                                   ==========  =========  ========    ========

Weighted average shares of common stock outstanding
(in thousands)                                         10,613     10,735    10,576      10,735
                                                    =========  =========  ========    ========


                             See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in thousands)



                                                             Six Months
                                                         Ended September 30,
                                                     ---------------------------
                                                          1996         1997
                                                      ------------ ------------
Cash flows from operating activities:
Net loss                                              $   (7,706)  $  (31,205)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                 848        2,776
Amortization                                                 733          907
Noncash interest expense                                  10,865       16,101
Equity in net loss of joint ventures                       2,998        6,426
Gain on sale of investment                                (8,405)        --
Issuance of Class A Common Stock Bonus                      --             27
Deferred income tax benefit                                 (120)        --
Change in operating assets and liabilities net of
 effects of acquisitions:
Other assets - net                                          (719)      (1,206)
Accounts payable and other current liabilities              (586)       5,673
                                                      ----------   ----------
Net cash used in operating activities                     (2,092)        (501)
                                                      ----------   ----------

Cash flows from investing activities:
Net cash used for acquisitions                            (5,040)      (7,638)
Expenditures for property, plant and equipment           (10,680)     (26,231)
Proceeds from sale of investment                          11,618         --
Investments in joint ventures                            (13,991)     (26,640)
Investment in U.S. government securities - pledged          --        (83,849)
                                                      ----------   ----------
Net cash used in investing activities                    (18,093)    (144,358)
                                                      ----------   ----------

Cash flows from financing activities:
Proceeds from debt                                       163,705      250,000
Repayment of debt                                           --           (317)
Advances (to) from related parties                        (9,638)       1,567
Proceeds from issuance of stock warrants                  11,087         --
Costs associated with debt financing                      (6,374)     (12,305)
Loans to stockholders                                     (3,000)        --
Repayment of note payable - Adelphia                     (25,000)        --
                                                      ----------   ----------
Net cash provided by financing activities                130,780      238,945
                                                      ----------   ----------

Increase in cash and cash equivalents                    110,595       94,086

Cash and cash equivalents, beginning of period              --         59,814
                                                      ----------   ----------

Cash and cash equivalents, end of period              $  110,595   $  153,900
                                                      ==========   ==========


            See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)



         Hyperion Telecommunications, Inc. is an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The accompanying unaudited condensed financial statements of Hyperion Telecommunications, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and six months ended September 30, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

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

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY markets, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these markets. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approval, the Company's ownership interest in each of these markets will increase to 100%.

         On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes") in a private placement. The Senior Secured Notes are collateralized through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the proceeds to the Company of approximately $244,000, net of commissions and other transaction costs, $83,400 was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture. The remainder of such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         On September 12, 1997, the Company consummated an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, the Company paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN. Accordingly, the results of operations of the Buffalo and Syracuse networks have been included in the Company's consolidated operating results effective September 12, 1997.

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 in a private placement. Proceeds to the Company, net of commissions and other transaction costs, were approximately $195,000. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         The Company has entered into purchase agreements dated as of October 31, 1997, with subsidiaries of TCI and Sutton Capital Associates, Inc. ("Sutton"), local partners in the New Brunswick and Morristown, NJ networks, whereby TCI and Sutton will receive approximately $26,000 and $328, respectively, for their partnership interests in these New Jersey networks. Upon consummation of these transactions, which are subject to normal closing conditions and receipt of regulatory approval, the Company's ownership interest in these networks will increase to 100%.

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

The Company's nonconsolidated investments are as follows:

                                                                             Ownership         March 31,         September 30,
                                                                             Percentage          1997                1997
                                                                         -----------------  ----------------  --------------------
  Investments accounted for using the equity method:

  Continental Fiber Technologies (Jacksonville)                                20.0 %           $     7,330           $     7,979
  Multimedia Hyperion Telecommunications (Wichita)                             49.9                   3,306                 3,306
  Louisville Lightwave                                                         50.0  (1)              4,683                 8,769
  NewChannels Hyperion Telecommunications (Albany)                               --  (2)                924                    --
  NewChannels Hyperion Telecommunications (Binghamton)                           --  (2)                504                    --
  NHT Partnership (Buffalo)                                                    60.0 (1)(3)            4,717                    --
  NewChannels Hyperion Telecommunications (Syracuse)                          100.0  (4)              4,215                    --
  Hyperion of Harrisburg                                                       50.0   (1)             5,246                 9,975
  Alternet of Virginia (Richmond)                                              37.0                   7,018                 7,212
  New Jersey Fiber Technologies (New Brunswick and Morristown)                 19.7   (1)             3,340                 3,519
  PECO-Hyperion (Philadelphia; and Allentown, Bethlehem, Easton, Reading
  "ABER")                                                                      50.0                  10,750                16,523
  Lexington Lightwave                                                          50.0   (1)             2,311                 4,346
  Hyperion of York                                                             50.0                   1,402                 2,000
  Entergy Hyperion Telecommunications of Louisiana                             50.0                      --                 1,050
  Entergy Hyperion Telecommunications of Mississippi                           50.0                      --                 1,350
  Entergy Hyperion Telecommunications of Arkansas                              50.0                      --                 1,100
  Other                                                                        Various                  949                 1,243
                                                                                            ----------------  --------------------
                                                                                                     56,695                68,372
  Cumulative equity in net losses                                                                   (12,010)              (15,166)
                                                                                            ----------------  --------------------
  Total Investments                                                                              $   44,685            $   53,206
                                                                                            ================  ====================


 (1) As discussed in Note 1, the Company has entered into an agreement, subject to normal closing conditions and receipt of regulatory approvals, to increase its ownership to 100% in these networks.
 (2) As discussed below, the Company consummated an agreement which eliminated its interest in these networks. The previous ownership percentages in the Albany and Binghamton networks were 50% and 20% respectively.
 (3) As discussed below, the Company consummated an agreement which increased its ownership in the Buffalo network to 60% from 40% and accordingly has consolidated this investment effective September 12, 1997.
 (4) As discussed below, the Company consummated an agreement which increased its ownership in the Syracuse network to 100% from 50% and accordingly has consolidated this investment effective September 12, 1997.


             Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding the entities involved in the TWEAN agreement (Albany, Binghamton, Buffalo and Syracuse networks) as of and for the periods ended, is as follows:

                                          March 31,   September 30,
                                            1997          1997
                                       ------------- --------------
Current assets                         $      3,843  $      9,261
Non-current assets                          134,680       171,935
Current liabilities                           5,629        13,462
Non-current liabilities                      43,974        53,956


                                      Six months ended September 30,
                                      -----------------------------
                                            1996          1997
                                       ------------- --------------
Revenues                               $      3,261  $      6,615
Net loss                                     (6,438)      (12,289)

         On September 12, 1997, the Company consummated an agreement with TWEAN to exchange interests in four New York CLEC networks. As a result of the transaction, the Company paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN. Accordingly, the results of operations of the Buffalo and Syracuse networks have been included in the Company's consolidated operating results effective September 12, 1997. The following unaudited financial information of the Company assumes that this transaction had occurred on April 1, 1996.

                                            Six Months Ended
                                              September 30,
                                      -----------------------------
                                            1996          1997
                                       ------------- --------------

Revenues                               $      3,473  $      5,047
Net loss                                     (7,728)      (31,689)
Net loss per weighted average
 share of common stock                         (.73)        (2.95)




3.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

4.  Supplemental Cash Flow Information:

        The Company has an unsecured subordinated Note payable to Adelphia due April 16, 2003. This obligation bears interest at 16.5% per annum with interest payable quarterly in cash; by issuing additional subordinated notes; or a combination of cash and additional subordinated notes, all of which is at the Company's option. Interest converted to additional subordinated note principal totaled $7,234 for the six months ended September 30, 1997.

        On September 12, 1997, the Company and TWEAN consummated a transaction whereby a partnership that owned three operating networks was liquidated. Prior to the liquidation, the Company contributed approximately $5,700 in cash to the partnership and upon liquidation the Company received 100% ownership in the Syracuse network and TWEAN received 100% ownership in the Albany and Binghamton networks and the cash contributed.

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

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended September 30, 1996 and 1997.

         The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 20 telecommunications networks (including five networks under construction) owned as of September 30, 1997 by 17 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

         The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through September 30, 1997, the Company has experienced substantial growth, building from its original two partnerships covering two networks to covering 20 networks and 42 cities through its 17 Operating Companies. The Operating Companies' customers are principally medium and large businesses and government and educational end users as well as Interexchange or Long Distance Carriers ("IXCs"). The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

         As of September 30, 1997, the Company's Operating Companies are made up of four wholly-owned subsidiaries, two partnerships in which it is a majority owner and 11 joint venture investments (through which the Company has an interest in 14 networks) in which the Company owns 50% or less. Results of the wholly and majority owned subsidiaries and partnerships are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these

Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital contributions to the Operating Companies, and distributions from the Operating Companies to the Company. Proforma for the purchase of certain partners' interests, (see "Recent Developments"), Hyperion's weighted average ownership in these Operating Companies will be 73%, based upon gross property plant and equipment.

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

         The Company initiated its switched services deployment plan in 1997 and currently provides switched services in 13 markets, ten of which were placed in operation during the six month period ended September 30, 1997, with switching for the remaining operating markets expected to be operational by the end of fiscal 1998. In the markets it currently serves, the Company estimates that there are approximately 11 million business access lines in service. The Company has experienced initial success in the sale of access lines with approximately 16,000 access lines sold as of September 30, 1997, of which approximately 5,500 lines are installed, all of which are serviced over the Company's networks.


         Since its inception through September 30, 1997, the Company, in conjunction with its local partners, has made substantial investments totaling approximately $357,600 in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of September 30, 1997, the gross property, plant and equipment of the Company, its networks and the Company's Network Operating and Control Center (the "NOCC"), including the Company's investment in Telergy, was approximately $312,600. As of September 30, 1997, the Company's operating networks had approximately 3,561 route miles, approximately 170,945 fiber miles and were connected to approximately 1,645 buildings and 105 LEC central offices ("COs").


Recent Developments

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

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY networks, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these networks. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approval, the Company's ownership interest in each of these networks will increase to 100%.

         On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes") in a private placement. The Senior Secured Notes are collateralized through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the proceeds to the Company of approximately $244,000, net of commissions and other transaction costs, $83,400, was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture. The remainder of such proceeds will be used to fund the acquisition of increased ownership interests in certain of it's networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         On September 12, 1997, the Company consummated an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, the Company paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN. Accordingly, the results of operations of the Buffalo and Syracuse networks have been included in the Company's consolidated operating results effective September 12, 1997.

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 in a private placement. Proceeds to the Company, net of commissions and other transaction costs, were approximately $195,000. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         The Company has entered into purchase agreements dated as of October 31, 1997, with subsidiaries of TCI and Sutton Capital Associates, Inc. ("Sutton"), local partners in the New Brunswick and Morristown, NJ networks, whereby TCI and Sutton will receive approximately $26,000 and $328, respectively, for their partnership interests in these New Jersey networks. Upon consummation of these transactions, which are subject to normal closing conditions and receipt of regulatory approval, the Company's ownership interest in these networks will increase to 100%.

Results of Operations

Three Months Ended September 30, 1997 in Comparison with Three Months Ended September 30, 1996

         Revenues increased 86% to $2,187 for the three months ended September 30, 1997, from $1,175 for the same quarter in the prior fiscal year. Growth in revenues of $1,012 resulted primarily from increased revenues from telecommunications services from majority and wholly owned Operating Companies as compared to the same quarter in the prior fiscal year, due to increases in the customer base.

         Network operations expense increased 96% to $1,426 for the three months ended September 30, 1997 from $728 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC as well as the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs.

         Selling, general and administrative expense increased 147% to $2,879 for the three months ended September 30, 1997 from $1,164 for the same quarter in the prior fiscal year. The increase was due to both corporate and NOCC overhead cost increases to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company.

         Depreciation and amortization expense increased 161% to $2,311 during the three months ended September 30, 1997 from $886 for the same quarter in the prior fiscal year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies.

         Interest income for the three months ended September 30, 1997 decreased 14% to $1,463 from $1,696 for the same quarter in the prior fiscal year as a result of reduced cash and cash equivalents due to utilization of the proceeds of the 13% Senior Discount Notes and Warrants, offset by the interest income on the investment of the proceeds of the Senior Secured Notes.

         Interest expense and fees increased 56% to $11,087 during the three months ended September 30, 1997 from $7,108 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the Senior Secured Notes.

         Equity in net loss of joint ventures increased by 185% to $3,886 during the three months ended September 30, 1997 from $1,362 for the same quarter in the prior fiscal year as the nonconsolidated Operating Companies increased operations. The net losses of the Operating Companies for the three months ended September 30, 1997 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of nonconsolidated Operating Companies paying management fees to the Company increased from 11 at September 30, 1996 to 12 at September 30, 1997. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $839 for the three months ended September 30, 1997, as compared with $736 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, but not including the Albany, Binghamton, Buffalo, and Syracuse networks, for the three months ended September 30, 1996 and 1997 aggregated approximately $3,686 and $7,336 respectively.

         Net loss increased from $8,257 for the three months ended September 30, 1996 to $17,939 for the same quarter in the current fiscal year. The increased net loss was primarily attributable to increases in operating losses, interest expense and equity in the net losses of the Company's joint ventures.

Six Months Ended September 30, 1997 in Comparison with Six Months Ended September 30, 1996

         Revenues increased 63% to $3,707 for the six months ended September 30, 1997 from $2,277 for the same period in the prior fiscal year. Growth in revenues of $1,430 resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $135 over the same period in the prior fiscal year. Revenues from majority and wholly-owned Operating Companies also increased approximately $1,191 as compared to the same period in the prior fiscal year due to increases in the customer base.

         Network operations expense increased 64% to $2,606 for the six months ended September 30, 1997 from $1,587 for the same period in the prior fiscal year. Substantially all of the increase was attributable to the expansion of operations at the NOCC, as well as the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs.

         Selling, general and administrative expense increased 140% to $5,259 for the six months ended September 30, 1997 from $2,191 for the same period in the prior fiscal year. Corporate and NOCC overhead costs increased due to growth in the number of Operating Companies managed and monitored by the Company.

         Depreciation and amortization expense increased 133% to $3,683 during the six months ended September 30, 1997 from $1,581 for the same period in the prior fiscal year primarily as a result of increased depreciation resulting from higher capital expenditures, and thus a higher depreciable asset base, at the NOCC and the wholly and majority owned Operating Companies.

         Interest income for the six months ended September 30, 1997 decreased by 29% to $2,226 from $3,129 for the same period in the prior fiscal year as a result of reduced cash and cash equivalents due to utilization of the proceeds of the 13% Senior Discount Notes offset by the interest income on the investment of the proceeds of the Senior Secured Notes.

         Interest expense and fees increased 44% to $19,164 during the six months ended September 30, 1997 from $13,277 for the same period in the prior fiscal year. The increase was directly attributable to interest expense associated with the 13% Senior Discount Notes and the Senior Secured Notes.

         Equity in net loss of joint ventures increased by 114% to $6,426 during the six months ended September 30, 1997 from $2,998 for the same period in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the Operating Companies for the six months ended September 30, 1997 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of nonconsolidated Operating Companies paying management fees to the Company increased from 11 at September 30, 1996 to 12 at September 30, 1997. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,669 for the six months ended September 30, 1997, an increase of approximately $135 over the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, but not including the Albany, Binghamton, Buffalo, and Syracuse networks, for the six months ended September 30, 1997 aggregated approximately $12,289.

         Net loss increased from $7,706 for the six months ended September 30, 1996 to $31,205 for the same period in the current fiscal year. The increase was primarily attributable to a higher operating loss, interest expense, equity in the net losses of the Company's joint ventures, and no gain similar to that recognized in the prior period for the sale of the Company's investment in TCG of South Florida.

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

         In order to provide an additional measure of the growth and performance of all of the Company's networks, management of the Company analyzes a variety of financial information including revenues; earnings before interest expense, income taxes, depreciation and amortization ("EBITDA"); and capital expenditures. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. Revenues and EBITDA of the Operating Companies indicate the level of operating activity in the Company's networks. Capital expenditures of the Operating Companies along with network construction statistics, such as route miles and buildings connected, indicate the extensiveness of the Company's network construction and expansion efforts in those markets. The information below includes the results of Albany and Binghamton, NY networks through September 12, 1997. The financial information set forth below, however, is not indicative of the Company's overall financial position.


                                                                         REVENUES
                                 ------------------------------------------------------------------------------------------

                                              Three Months Ended                             Six Months Ended
                                               September 30,                                   September 30,
Cluster                                   1996                  1997                   1996                    1997
-------
                                 --------------------     ------------------     ------------------      ------------------

Northeast                        $             1,296    $             2,068    $             2,561     $             3,595
Mid-Atlantic                                     467                  1,512                    812                   2,706
Mid-South                                        276                    522                    515                     948
Other Networks                                 1,212                  2,182                  2,289                   4,378
                                 --------------------  ---------------------  ---------------------  ----------------------
          Total                  $             3,251    $             6,284    $             6,177     $            11,627
                                 ====================  =====================  =====================  ======================

         There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.

                                                                          EBITDA
                                 ------------------------------------------------------------------------------------------

                                              Three Months Ended                             Six Months Ended
                                               September 30,                                   September 30,
Cluster                                   1996                  1997                   1996                    1997
-------
                                 --------------------     ------------------     ------------------      ------------------

Northeast                        $                43    $               226    $               258     $              (231)
Mid-Atlantic                                  (1,026)                (1,993)                (1,779)                 (3,152)
Mid-South                                       (193)                  (758)                  (424)                 (1,037)
Other Networks                                   431                    642                    684                   1,254
                                 --------------------  ---------------------  ---------------------  ----------------------
          Total                  $              (745)   $            (1,883)   $            (1,261)    $            (3,166)
                                 ====================  =====================  =====================  ======================


                                                                   Capital Expenditures
                                 ------------------------------------------------------------------------------------------

                                              Three Months Ended                             Six Months Ended
                                                 September 30,                                 September 30,
Cluster                                   1996                  1997                   1996                    1997
-------
                                 --------------------     ------------------     ------------------      ------------------

Northeast                        $             8,161    $             3,985    $            10,192     $             9,181
Mid-Atlantic                                  24,264                  6,914                 32,066                  27,909
Mid-South                                      4,580                 10,365                  6,190                  20,627
Other Networks                                 4,340                  3,841                  6,784                  16,471
                                 --------------------  ---------------------  ---------------------  ----------------------
          Total                  $            41,345    $            25,105    $            55,232     $            74,188
                                 ====================  =====================  =====================  ======================





Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $10,680 and $26,231 for the six months ended September 30, 1996 and 1997, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $13,991 and $26,640 for the six months ended September 30, 1996 and 1997, respectively. The significant increase for the six months ended September 30, 1997 as compared with the same period in the prior fiscal year is largely attributable to capital expenditures necessary to enter and develop the switching market. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

         On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes") in a private placement. The Senior Secured Notes are collateralized through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the proceeds to the Company of approximately $244,000, net of commissions and other transaction costs, $83,400, was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture. The remainder of such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007. Proceeds to the Company, net of commissions and other transaction costs, were approximately $195,000. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of it's networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         The Company recently received a firm commitment for a $25,000 long term lease facility from AT&T Capital Corporation. The lease facility provides for financing for certain of the Operating Companies' switching equipment and is expected to be available during the December 1997 quarter.


         Through September 30, 1997, Adelphia has made loans and advances totaling approximately $70,900, including accrued interest, to the Company and leased $3,400 in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37,800 of such loans and advances. In addition, Local Partners have invested approximately $85,600 as their pro rata investment in those networks through September 30, 1997. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $56,300 for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $141,400 to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, these investments and the Fiber Lease Financings have totaled $357,600 from the Company's inception through September 30, 1997.


         The Company has experienced negative cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's wholly and majority-owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow. Prior to April 15, 1996, funding of the Company's cash flow deficiency was principally accomplished through additional borrowings from Adelphia. Prior to April 15, 1996, interest and fees on this unsecured credit facility were based upon the weighted average cost of unsecured borrowings of Adelphia. The average interest rate charged on borrowings from Adelphia for all periods through April 15, 1996 was 11.3% (excluding fees charged which were based on the amount borrowed) and 16.5% for the period since April 16, 1996.


         The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and existing networks and (iii) the design, construction and development of additional networks. The Company plans to make substantial capital investments and investments in Operating Companies in connection with the deployment of switches in all of its operating markets by the end of fiscal 1998. In addition, the Company intends to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company estimates that is will require approximately $230,000 to $260,000 to fund anticipated capital expenditures, working capital requirements and operating losses of the Company, investments in its existing Operating Companies and the acquisition of 100% of the ownership interests in the Buffalo, Louisville, Lexington, New Brunswick and Morristown networks through the fiscal year ending March 31, 1999. In addition, expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with utility partners and, in the future, the Company may increase its ownership in the Operating Companies and acquire existing networks. The Company expects that it will have adequate resources to fund such expenditures through the net proceeds from the 13% Senior Discount Notes and related Warrants, the Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock offerings, anticipated bank and/or vendor financings by the Operating Companies, internal sources of funds, including cash flow from operations generated by the Company, and additional debt or equity financings, as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow or from the private or public equity or debt markets. In addition, the expectations of required future capital expenditures are based on the Company's current estimate. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.


         In addition, the Company expects that pro rata investments by the Company and its Local Partners as well as Fiber Lease Financings and anticipated bank or vendor financings will be adequate to fund the requirements of the Operating Companies for capital expenditures, operating losses and working capital for existing networks, networks currently under construction and certain of the Company's planned additional markets during fiscal years 1998 and 1999. There can be no assurance as to the availability of funds from internal cash flow, the Local Partners or other external sources or as to the terms of such financings. In addition, the indentures relating to the 13% Senior Discount Notes and the Senior Secured Notes provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

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

         Dependence on RBOCs and incumbent LECs. While the Telecommunications Act generally requires incumbent LECs, including RBOCs, to offer interconnection, unbundled network elements and resold services to CLECs, LEC-CLEC interconnection agreements may have short terms, requiring the CLEC to continually renegotiate the agreements. LECs may not provide timely provisioning or adequate service quality thereby impairing a CLEC's reputation with customers who can easily switch back to the LEC. In addition, the prices set in the agreements may be subject to significant rate increases if state regulatory commissions establish prices designed to pass on to the CLECs part of the cost of providing universal service.

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

         On October 14, 1997, the Eighth Circuit issued an Order on Rehearing of the ruling that incumbent LECs need not provide combinations of network elements to CLECs, even when the incumbent LEC has already combined the same elements within its network. This recent Order broadens the restrictions previously placed on combinations of network elements by the Eighth Circuit in its July 18,1997 opinion striking down many of the pricing and unbundling rules issued by the FCC. In the July 18 opinion, the Eighth Circuit held, among other things, that incumbent LECs had no obligation under the Telecommunications Act to combine network elements for CLECs. The court held that the incumbent LECs' only obligation with respect to unbundling was to provide CLECs with access to the individual network elements, leaving each CLEC to combine those network elements itself. Accordingly, the Eighth Circuit vacated Section 51.315 (c)-(f) of the FCC's unbundling rules, which had required incumbent LECs to combine network elements at the request of CLECs except where such combinations were technically infeasible or would impair the quality of the network. As a result of this Order, incumbent LECs can now separate already combined network elements before handing them off to the CLEC to recombine. The Company expects that this issue will be incorporated among the issues that will likely be argued before the Supreme Court on appeal.

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

         The ability of the RBOCs to provide interLATA services enables them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs to generate access revenues from the IXCs. To date Ameritech has sought authority from the FCC to provide in-region interLATA service in Michigan, and Southwestern Bell Telephone Company ("SWBT") has sought similar authority in Oklahoma. The Department of Justice has opposed both requests. On September 30, 1997, BellSouth filed a request with the FCC for in-region interLATA service in

South Carolina, and a similar request is expected for Louisiana in the near future. More RBOC requests to provide in-region interLATA service are expected to be filed with the FCC during the coming year.

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

           Pursuant to the forbearance provisions of the Telecommunications Act, in March 1996, the Company filed a petition requesting that the FCC also forbear from imposing tariff filing requirements on interstate exchange access services provided by carriers other than incumbent LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting the Company's petition, the FCC requested further comment on whether not to mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

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

         On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. On August 4, 1997, the FCC released its Universal Service worksheet which estimates a universal service contribution of 9% of total interstate and international revenues. Although the actual contribution is expected to be lower, the Company's actual contribution cannot be determined until the FCC finalizes its universal service cost mechanisms. Also, the FCC's existing system for subsidizing universal service remains in effect and only ILECs are likely to be eligible to receive such subsidies until such time as the FCC determines the new subsidy mechanism, even though CLECs like Hyperion may be obligated to provide universal service.

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

         Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Florida, Kansas, Kentucky, Louisiana, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, Vermont and Virginia. The certificates or other authorizations in Florida, Kentucky, Louisiana, Mississippi, New Jersey, New York, Tennessee, Vermont and Virginia permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. The Operating Companies have interim authority to provide a full range of local telecommunications services in Pennsylvania and applications for permanent certificates are pending in that state. Applications for authority to provide local telecommunications services are pending in Arkansas and Kansas. In light of the Telecommunications Act, the Operating Companies will request removal of any restrictions that now exist on its certificates in the remaining states and anticipate that requests will be granted. See "--Telecommunications Act of 1996 -- Removal of Entry Barriers." In addition, the Telecommunications Act will enable the Company to enter new states providing a full range of local services upon certification. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, unbundling and universal service contributions. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, and service requirements, and universal service issues.

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

          In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been overturned by the Eighth Circuit. See "--Telecommunications Act of 1996 -- Interconnection with LEC Facilities." To date, a number of the Operating Companies have negotiated interconnection agreements with one or more of the incumbent LECs. Specifically, state commissions have approved interconnection agreements in Kansas (Southwestern Bell), Kentucky (BellSouth; GTE), New Jersey (Bell Atlantic), Tennessee (BellSouth), Vermont (NYNEX), and Virginia (Bell Atlantic; Sprint-Centel). In addition, two interconnection agreements have been approved by operation of law in Pennsylvania (Bell Atlantic; GTE). Finally, Operating Companies in New York interconnect with NYNEX (BA), pursuant to NYNEX tariffs on file with the New York Public Service Commission, rather than through interconnection agreements. The Operating companies have signed an interconnection agreement in Arkansas (Southwestern Bell) and are negotiating an interconnection agreement with NYNEX (BA) in New York.

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

         Several states have allowed incumbent LECs rate, special contract (selective discounting) and tariff flexibility, particularly for services deemed subject to competition. This pricing flexibility increases the ability of the incumbent LEC to compete with an Operating Company and constrains the rates an Operating Company may charge for its services. In light of the additional competition that is expected to result from the Telecommunications Act, states may grant incumbent LECs additional pricing flexibility. At the same time, some incumbent LECs may request increases in local exchange rates to offset revenue losses due to competition.

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

         Several northeastern states have required NYNEX to comply with the Telecommunications Act's requirements for in-region interLATA service as a condition to approval of its merger with Bell Atlantic. Such requirements may serve to expedite NYNEX-Bell Atlantic's entry into this marker and may also reduce the incentive these RBOCs now have to negotiate and renegotiate interconnection agreements with the Operating Companies since the existence of such agreements is a prerequisite to such entry.

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

         In some of the areas where the Operating Companies provide service, their Local Partners pay license or franchise fees based on a percent of certain revenue. In addition, in areas where the Company does not use facilities constructed by a Local Partner, the Operating Company may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the incumbent LECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Operating Company or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Not Applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     (c)          Sales of Unregistered Securities

         On March 4, 1997 and April 1, 1997, the Company issued 104,000 shares and 18,000 shares, respectively, of Class A Common Stock of the Company to Daniel R. Milliard, the President of the Company, as stock bonus awards pursuant to his employment agreement. Such issuances were made under the Company's 1996 Long-Term Incentive Compensation Plan pursuant to the exemption from registration under Section 4(2) of the Securities Act.

         On June 13, 1997, the Company issued a warrant to MCIMetro Access Transmission Services, Inc. ("MCI") to purchase 281,040 shares of Class A Common Stock of the Company, which expires June 13, 2000, at the lower of (i) $20 per share of Class A Common Stock or (ii) the public offering price of the Company's Class A Common Stock if the Company completes an initial public offering of its Class A Common Stock. The warrant was issued in reliance on the exemption from registration under Section 4(2) of the Securities Act in connection with the Company's designation as MCI's preferred provider of certain products and services in the Company's markets pursuant to a new Preferred Provider Agreement between the parties.

         On October 9, 1997, Hyperion issued $200,000,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007 (the "Preferred Stock") in a private placement to institutional investors pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 144A and in reliance upon Regulation S. Gross proceeds were $200,000,000 and net proceeds were approximately $195,000,000 after underwriting discounts and commissions of approximately $5,000,000 and other transaction costs. The initial purchaser for the Preferred Stock was Bear Stearns & Co. Inc.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended September 30, 1997, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended September 30, 1997, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

Item  6. Exhibits and Reports on Form 8-K

      (a)     Exhibits:

Exhibit 3.01 Certificate of Incorporation of Registrant, together with all amendments thereto (Incorporated herein by reference is Exhibit
             3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 997

Exhibit 4.01 Indenture, dated as of August 27, 1997, with respect to
             Registrant's 12 1/4% Senior Secured Notes due 2004, between the Registrant and the Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.01 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.02 Form of 12 1/4% Senior Secured Note due 2004.  (Contained in
             Exhibit 4.01 to Registrant's Current Report on Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.03 Pledge Agreement between the Registrant and the Bank of Montreal
             Trust Company as Collateral Agent, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit 4.03 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.04 Registration Rights Agreement between the Registrant and the
             Initial Purchasers, dated August 27, 1997, regarding the 12 1/4% Senior Secured Notes due 2004. (Incorporated herein by reference is Exhibit 4.04 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.05 Pledge, Escrow and Disbursement Agreement, between the Registrant and the Bank of Montreal Trust Company, dated as of August 27,1997. (Incorporated herein by reference is Exhibit 4.05 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.06 Second Supplemental Indenture, dated as of August 27, 1997, between the Registrant and the Bank of Montreal Trust Company, regarding the Registrant's 13% Senior Discount Notes due 2003. (Incorporated herein by reference is Exhibit 4.06 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.07 Certificate of Designation for 12 7/8% Series A and Series B Senior
             Exchangeable Redeemable Preferred Stock due 2007. (Contained in
             Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.)

Exhibit 4.08 Form of Certificate for 12 7/8% Senior Exchangeable Redeemable
             Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)


Exhibit 4.09 Form of Indenture, with respect to the Registrant's 12 7/8%
             Senior Subordinated Exchange Debentures due 2007. (Contained as Annex A in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.)

Exhibit 4.10 Registration Rights Agreement between the Registration and the
             Initial Purchaser dated October 9, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.04 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)

Exhibit 10.01 Purchase Agreement among the Registrant, Bear Stearns & Co. Inc.,
             Chase Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities Corp., and Scotia Capital Markets dated August 21, 1997. (Incorporated herein by reference is Exhibit 10.01 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605).)

Exhibit 10.02 Purchase Agreement among the Registrant and Bear Stearns & Co.
             Inc. (the "Initial Purchaser") dated October 1, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)

Exhibit 27.01 Financial Data Schedule (supplied for the information of the
             Commission).

Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of
             the Subsidiaries and the Joint Ventures Presented by Cluster".

Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of
             the Pledged Subsidiaries and the Joint Ventures".

(b)           Reports on Form 8-K:

     Form 8-Ks were filed on August 14, August 26, August 29, September 15, October 7 and October 23, 1997 which reported information under items 5 and 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HYPERION TELECOMMUNICATIONS, INC.
                                  (Registrant)



Date:  November 13, 1997                      By:   /s/ Timothy J. Rigas
                                                  ----------------------
                                              Timothy J. Rigas
                                              Vice Chairman, Chief Financial
                                              Officer (authorized officer) and
                                              Treasurer


Date:  November 13, 1997                      By: /s/ Edward E. Babcock, Jr.
                                                  --------------------------
                                              Edward E. Babcock, Jr.
                                              Vice President, Finance and Chief
                                              Accounting Officer

                                  Exhibit Index

Exhibit 3.01 Certificate of Incorporation of Registrant, together with all amendments thereto (Incorporated herein by reference is Exhibit
             3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 997

Exhibit 4.01 Indenture, dated as of August 27, 1997, with respect to
             Registrant's 12 1/4% Senior Secured Notes due 2004, between the Registrant and the Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.01 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.02 Form of 12 1/4% Senior Secured Note due 2004.  (Contained in
             Exhibit 4.01 to Registrant's Current Report on Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.03 Pledge Agreement between the Registrant and the Bank of Montreal
             Trust Company as Collateral Agent, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit 4.03 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.04 Registration Rights Agreement between the Registrant and the
             Initial Purchasers, dated August 27, 1997, regarding the 12 1/4% Senior Secured Notes due 2004. (Incorporated herein by reference is Exhibit 4.04 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.05 Pledge, Escrow and Disbursement Agreement, between the Registrant and the Bank of Montreal Trust Company, dated as of August 27,1997. (Incorporated herein by reference is Exhibit 4.05 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.06 Second Supplemental Indenture, dated as of August 27, 1997, between the Registrant and the Bank of Montreal Trust Company, regarding the Registrant's 13% Senior Discount Notes due 2003. (Incorporated herein by reference is Exhibit 4.06 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605)).

Exhibit 4.07 Certificate of Designation for 12 7/8% Series A and Series B Senior
             Exchangeable Redeemable Preferred Stock due 2007. (Contained in
             Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.)

Exhibit 4.08 Form of Certificate for 12 7/8% Senior Exchangeable Redeemable
             Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)


Exhibit 4.09 Form of Indenture, with respect to the Registrant's 12 7/8%
             Senior Subordinated Exchange Debentures due 2007. (Contained as Annex A in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.)

Exhibit 4.10 Registration Rights Agreement between the Registration and the
             Initial Purchaser dated October 9, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.04 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)

Exhibit 10.01 Purchase Agreement among the Registrant, Bear Stearns & Co. Inc.,
             Chase Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities Corp., and Scotia Capital Markets dated August 21, 1997. (Incorporated herein by reference is Exhibit 10.01 to Form 8-K for the event dated August 27, 1997 (File No. 0-21605).)

Exhibit 10.02 Purchase Agreement among the Registrant and Bear Stearns & Co.
             Inc. (the "Initial Purchaser") dated October 1, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.)

Exhibit 27.01 Financial Data Schedule (supplied for the information of the
             Commission).

Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of
             the Subsidiaries and the Joint Ventures Presented by Cluster".

Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of
             the Pledged Subsidiaries and the Joint Ventures".