Form 10-Q
period 1997-12-31
HYPERION TELECOMMUNICATIONS INC
filed 1998-02-17
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended December 31, 1997

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

At February 17, 1998, 122,000 shares of Class A Common Stock, par value $0.01 per share, and 10,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.




               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and December 31, 1997....................3

       Condensed Consolidated Statements of Operations - Three and Nine months ended
         December 31, 1996 and 1997....................................................................4

       Condensed Consolidated Statements of Cash Flows - Nine months ended
         December 31, 1996 and 1997....................................................................5

       Notes to Condensed Consolidated Financial Statements............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations...................................................................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................31

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................32

Item 2.  Changes in Securities.........................................................................32

Item 3.   Defaults Upon Senior Securities..............................................................32

Item 4.   Submission of Matters to a Vote of Security Holders..........................................32

Item 5.   Other Information............................................................................33

Item 6.  Exhibits and Reports on Form 8-K..............................................................33


SIGNATURES.............................................................................................34


Item 1.  Financial Statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                  (Dollars in thousands, except share amounts)

                                                             March 31,   December 31,
                                                                1997         1997
                                                             ---------   ----------
ASSETS:
Current assets:
Cash and cash equivalents                                    $  59,814    $ 332,863
Other current assets                                               768        2,547
                                                             ---------    ---------
Total current assets                                            60,582      335,410

U.S. government securities - pledged                              --         85,027
Investments                                                     44,685       73,958
Property, plant and equipment - net                             53,921      112,883
Other assets - net                                              15,376       27,535
Deferred income taxes - net                                         37           37
                                                             ---------    ---------
Total                                                        $ 174,601    $ 634,850
                                                             =========    =========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:

Accounts payable                                             $   2,342    $   2,539
Due to affiliates - net                                          6,081        1,415
Other current liabilities                                          757       14,411
                                                             ---------    ---------
Total current liabilities                                        9,180       18,365

13% Senior Discount Notes due 2003                             187,173      207,918
12 1/4% Senior Secured Notes due 2004                             --        250,000
Note payable - Adelphia                                         25,855       34,454
Other debt                                                       2,647       29,573
                                                             ---------    ---------
Total liabilities                                              224,855      540,310
                                                             ---------    ---------

12 7/8% Senior exchangeable
redeemable preferred stock                                        --        200,721
                                                             ---------    ---------

Commitments and contingencies (Note 4)


Common stock and other stockholders' equity (deficiency): Class A common stock,
$0.01 par value, 300,000,000 shares authorized, 104,000 and 122,000 shares outstanding,
respectively                                                         1            1
Class B common stock, $0.01 par value, 150,000,000
shares authorized and 10,000,000 shares outstanding                100          100
Additional paid in capital                                         155          182
Class B common stock warrants                                   11,087       11,087
Loans to stockholders                                           (3,000)      (3,000)
Accumulated deficit                                            (58,597)    (114,551)
                                                             ---------    ---------
Total common stock and other stockholders' deficiency          (50,254)    (106,181)
                                                             =========    =========
Total                                                        $ 174,601    $ 634,850
                                                             =========    =========

                  See notes to condensed consolidated financial statements.








                           HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                             (Dollars in thousands, except per share amounts)



                                                      Three Months Ended       Nine Months Ended
                                                         December 31,             December 31,
                                                    ----------------------   ---------------------
                                                        1996        1997         1996        1997
                                                      --------    --------    --------    --------

Revenues                                              $  1,334    $  4,983    $  3,611    $  8,690
                                                      --------    --------    --------    --------

Operating expenses:
Network operations                                         752       2,657       2,339       5,263
Selling, general and administrative                      2,545       3,840       4,736       9,099
Depreciation and amortization                            1,002       3,344       2,583       7,027
                                                      --------    --------    --------    --------
Total                                                    4,299       9,841       9,658      21,389
                                                      --------    --------    --------    --------

Operating loss                                          (2,965)     (4,858)     (6,047)    (12,699)

Other income (expense):
Gain on sale of investment                                --          --         8,405        --
Interest income                                          1,190       5,725       4,319       7,951
Interest expense and fees                               (7,482)    (16,770)    (20,759)    (35,934)
                                                      --------    --------    --------    --------

Loss before income taxes and
equity in net loss of joint ventures                    (9,257)    (15,903)    (14,082)    (40,682)

Income tax benefit                                          63        --           180        --
                                                      --------    --------    --------    --------

Loss before equity in net loss
of joint ventures                                       (9,194)    (15,903)    (13,902)    (40,682)

Equity in net loss of joint ventures                    (2,145)     (2,858)     (5,143)     (9,284)
                                                      --------    --------    --------    --------

Net loss                                               (11,339)    (18,761)    (19,045)    (49,966)

Dividend requirements applicable to preferred stock       --        (5,794)       --        (5,794)
                                                      --------    --------    --------    --------

Net loss applicable to common stockholders            $(11,339)   $(24,555)   $(19,045)   $(55,760)
                                                      ========    ========    ========    ========

Net loss per weighted average
share of common stock                                 $  (1.07)   $  (2.29)   $  (1.80)   $  (5.19)
                                                      ========    ========    ========    ========

Weighted average shares of
common stock outstanding
(in thousands)                                          10,613      10,735      10,584      10,735
                                                      ========    ========    ========    ========

                               See notes to condensed consolidated financial statements.




                        HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                     (Dollars in thousands)



                                                                                   Nine Months
                                                                                Ended December 31,
                                                                            ------------------------
                                                                                 1996        1997
                                                                             ----------   ----------
Cash flows from operating activities:
Net loss                                                                     $ (19,045)   $ (49,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                     1,555        5,269
Amortization                                                                     1,028        1,758
Noncash interest expense                                                        17,123       24,680
Equity in net loss of joint ventures                                             5,143        9,284
Gain on sale of investment                                                      (8,405)        --
Issuance of Class A common stock bonus                                            --             27
Deferred income tax benefit                                                       (180)        --
Change in operating assets and liabilities net of effects of acquisitions:
Other assets - net                                                              (1,019)      (3,646)
Accounts payable and other current liabilities                                   1,208       10,985
                                                                             ---------    ---------
Net cash used in operating activities                                           (2,592)      (1,609)
                                                                             ---------    ---------

Cash flows from investing activities:
Net cash used for acquisitions                                                  (5,040)      (7,638)
Expenditures for property, plant and equipment                                 (14,950)     (34,834)
Proceeds from sale of investment                                                11,618         --
Investments in joint ventures                                                  (23,398)     (46,119)
Investment in U.S. government securities - pledged                                --        (83,400)
                                                                             ---------    ---------
Net cash used in investing activities                                          (31,770)    (171,991)
                                                                             ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of preferred stock                                         --        194,733
Proceeds from debt                                                             163,705      250,000
Proceeds from sale and leaseback of equipment                                     --         14,876
Repayment of debt                                                                 --           (402)
Advances to related parties                                                     (9,678)         (62)
Proceeds from issuance of stock warrants                                        11,087         --
Costs associated with debt financing                                            (6,374)     (12,496)
Loans to stockholders                                                           (3,000)        --
Repayment of note payable - Adelphia                                           (25,000)        --
                                                                             ---------    ---------
Net cash provided by financing activities                                      130,740      446,649
                                                                             ---------    ---------

Increase in cash and cash equivalents                                           96,378      273,049

Cash and cash equivalents, beginning of period                                    --         59,814
                                                                             ---------    ---------

Cash and cash equivalents, end of period                                     $  96,378    $ 332,863
                                                                             =========    =========

                       See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)



         Hyperion Telecommunications, Inc. is an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The accompanying unaudited condensed consolidated financial statements of Hyperion Telecommunications, Inc. and its majority owned subsidiaries (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and nine months ended December 31, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three and nine months ended December 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

1.  Significant Events Subsequent to March 31, 1997:

         On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. ("MCI") pursuant to which the Company is designated as MCI's preferred provider for new end user dedicated access services in virtually all of the markets that the Company currently serves. The Company also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued to MCI a warrant (the "MCI warrant"), which expires June 13, 2000, to purchase 281,040 shares of Class A Common Stock of the Company at the lower of (i) $20 per share of Class A Common Stock or (ii) the public offering price of the Company's Class A Common Stock if the Company completes an initial public offering of its Class A Common Stock. MCI can receive additional warrants to purchase additional shares of the Company's Class A Common Stock at fair value, if MCI meets certain purchase volume thresholds over the term of the agreement. Collectively, the warrants would entitle MCI to purchase Class A Common Stock of the Company representing between 2.5% and 8.5% of the total common stock of the Company, on a fully diluted basis, with adjustments for future issuances of common stock.

         On August 4, 1997, the Company entered into an Equity Contribution and Exchange Agreement with Lenfest Telephony, Inc. ("Lenfest"), its 50% partner in Hyperion of Harrisburg, whereby Lenfest will receive a warrant to receive 225,115 shares of Class A Common Stock of the Company in exchange for its 50% partnership interest in Hyperion of Harrisburg. On February 12, 1998, the Company consummated the agreement and thereby increased its ownership interest in Hyperion of Harrisburg to 100%.

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY markets, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these markets. On February 12, 1998, the Company consummated the agreements and thereby increased its ownership interest in each of these markets to 100%.

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

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 in a private placement. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,733. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         The Company entered into Purchase Agreements dated as of October 31, 1997, with subsidiaries of TCI and Sutton Capital Associates, Inc. ("Sutton"), local partners in New Jersey Fiber Technologies, whereby TCI and Sutton will receive approximately $26,000 and $328, respectively, for their partnership interests in New Jersey Fiber Technologies. On February 12, 1998, the Company consummated the agreements and thereby increased its ownership interest in New Jersey Fiber Technologies to 100%.

         On December 1, 1997, the Company announced that it had entered into a partnership agreement with Allegheny Energy to provide competitive telephone services. Allegheny Energy has agreed to construct fiber optic networks for Hyperion through one of its affiliates which will partner with Hyperion in most, if not all, of the contemplated networks. Allegheny Energy is an investor-owned utility providing electricity in portions of Maryland, Ohio, Pennsylvania, Virginia and West Virginia.

         On December 31, 1997, the Company consummated an agreement for a $24,489 long term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the networks' switching equipment. Included in the lease facility is the sale and leaseback of certain switching equipment for which the Company received $14,876.

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

The Company's nonconsolidated investments are as follows:


                                                                            Ownership      March 31,     December 31,
                                                                            Percentage       1997            1997
                                                                         ---------------  ------------  ----------------
  Investments accounted for using the equity method:

  MediaOne Fiber Technologies (Jacksonville)                                20.0 %         $    7,330     $       7,979
  Multimedia Hyperion Telecommunications (Wichita)                          49.9                3,306             3,744
  Louisville Lightwave                                                      50.0  (1)           4,683            10,518
  NewChannels Hyperion Telecommunications (Albany)                           --   (2)             924                --
  NewChannels Hyperion Telecommunications (Binghamton)                       --   (2)             504                --
  NHT Partnership (Buffalo)                                                 60.0 (1)(3)         4,717                --
  NewChannels Hyperion Telecommunications (Syracuse)                       100.0  (4)           4,215                --
  Hyperion of Harrisburg                                                    50.0  (1)           5,246            15,615
  MediaOne of Virginia (Richmond)                                           37.0                7,018             7,212
  New Jersey Fiber Technologies (New Brunswick and Morristown)              19.7  (1)           3,340             8,185
  PECO-Hyperion (Philadelphia)                                              50.0               10,750            19,400
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                     50.0                   --               511
  Lexington Lightwave                                                       50.0  (1)           2,311             5,498
  Hyperion of York                                                          50.0                1,402             3,000
  Entergy Hyperion Telecommunications of Louisiana                          50.0                   --             2,900
  Entergy Hyperion Telecommunications of Mississippi                        50.0                   --             3,150
  Entergy Hyperion Telecommunications of Arkansas                           50.0                   --             3,400
  Other                                                                   Various                 949             1,360
                                                                                          ------------  ----------------
                                                                                               56,695            92,472
  Cumulative equity in net losses                                                             (12,010)          (18,514)
                                                                                          ------------  ----------------
  Total Investments                                                                       $    44,685   $        73,958
                                                                                          ============  ================


 (1) As discussed in Note 1, the Company has consummated agreements on Feburary 12, 1998 which increased its ownership to 100% in these networks.
 (2) As discussed below, the Company consummated an agreement which eliminated its interest in these networks. The previous ownership percentages in the Albany and Binghamton networks were 50% and 20% respectively.
 (3) As discussed below, the Company consummated an agreement which increased its ownership in the Buffalo network to 60% from 40% and accordingly has consolidated this investment effective September 12, 1997.
 (4) As discussed below, the Company consummated an agreement which increased its ownership in the Syracuse network to 100% from 50% and accordingly has consolidated this investment effective September 12, 1997.

             Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding the entities involved in the TWEAN agreement (Albany, Binghamton, Buffalo and Syracuse networks) as of and for the periods ended, is as follows:

                                         March 31,    December 31,
                                           1997          1997
                                      ------------- --------------
Current assets                        $      3,843  $      7,477
Property,Plant and Equipment -net          132,059       197,947
Other non-current assets                     2,621         3,745
Current liabilities                          5,629        14,198
Non-current liabilities                     43,974        57,040




                                     Nine months ended December 31,
                                            1996          1997
                                      ------------- -------------
Revenues                              $      5,403  $     10,086
Net loss                                   (10,168)      (20,212)

3.  Purchase of Joint Venture Interests:

         As discussed in Note 1, the Company has consummated agreements to consolidate its ownership interest in several networks. As a result of the transactions, the Company increased its ownership in the Syracuse, New York; Buffalo, New York; Harrisburg, Pennsylvania; Louisville, Kentucky; Lexington, Kentucky; Morristown, New Jersey; and New Brunswick, New Jersey networks to 100% and eliminated its interest in the Albany and Binghamton, New York networks. The following unaudited financial information for the nine month period ended December 31, 1996 and 1997 and the unaudited balance sheet information as of December 31, 1997 assumes that these transactions had occurred on April 1, 1996.

                                                                 Nine months ended
                                                                    December 31,
                                                               1996             1997
                                                         --------------    --------------

Revenues                                                 $       5,739     $     12,435
Net loss                                                       (25,080)         (58,492)
Net loss applicable to common shareholders                     (25,080)         (64,286)
Net loss per weighted average share of common stock              (2.32)           (5.87)

                                                              December 31,
                                                                 1997
                                                             -------------

Current assets                                               $     273,662
Property, plant and equipment - net                                215,441
Other non-current assets                                           153,668
Current liabilities                                                 19,156
Non-current liabilities                                            517,672
Senior Exchangeable Redeemable Preferred Stock                     200,721


4  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

5  Supplemental Cash Flow Information:

        The Company has an unsecured subordinated Note payable to Adelphia due April 16, 2003. This obligation bears interest at 16.5% per annum with interest payable quarterly in cash; by issuing additional subordinated notes; or a combination of cash and additional subordinated notes, all of which is at the Company's option. Interest converted to additional subordinated note principal since the inception of the note on April 15, 1996 has totaled $8,599.

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

         The Company entered into capital leases for switching equipment of $24,489 during the nine months ended December 31, 1997.

6  Net Loss Per Share:

        Net loss per common share is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is not presented because the MCI warrant discussed in Note 1 had an antidilutive effect for the periods presented; however, the MCI warrant could have a dilutive effect on earnings per share in future periods.


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

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended December 31, 1996 and 1997.

         The "Company" or "Hyperion" mean Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 21 telecommunications networks (including three networks under construction) owned as of December 31, 1997 by 18 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or
(ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners).

         The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. Since its inception in October 1991 through December 31, 1997, the Company has experienced substantial growth, building from its original two partnerships covering two networks to covering 21 networks and 43 cities through its 18 Operating Companies. The Operating Companies' customers are principally medium and large businesses and government and educational end users as well as Interexchange or Long Distance Carriers ("IXCs"). The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

         As of December 31, 1997, the Company's Operating Companies are made up of five wholly-owned subsidiaries, two partnerships in which it is a majority owner and 11 joint venture investments (through which the Company has an interest in 14 networks) in which the Company owns 50% or less. Results of the wholly and majority owned subsidiaries and partnerships are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital contributions to the Operating Companies, and distributions from the Operating Companies to the Company. Adjusted for the purchase of certain partners' interests, (see "Recent Developments"), Hyperion's weighted average ownership in these Operating Companies is 76%, based upon gross property plant and equipment.

         The Company is responsible for the design, construction, management and operation of the networks owned by the Operating Companies and receives management fees from the Operating Companies for its management and network monitoring services. Management fees are determined by local partner agreements and vary depending upon the market. To date, a large portion of the Company's revenues has been derived through management fees from its Operating Companies, although in the future, the Company expects that majority owned Operating Companies' revenues will represent an increasing proportion of the Company's revenues.

         The Company initiated its switched services deployment plan in 1997 and currently provides switched services in 16 markets, 13 of which were placed in operation during the nine month period ended December 31, 1997. Switches for all remaining markets are expected to be operational during 1998. In the markets it currently serves, the Company estimates that there are approximately 11 million business access lines in service. The Company has experienced initial success in the sale of access lines with approximately 28,000 access lines sold as of December 31, 1997, of which approximately 11,800 lines are installed, substantially all of which are serviced over the Company's networks.

         Since its inception through December 31, 1997, the Company, in conjunction with its local partners, has made substantial investments totaling approximately $406,300 in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of December 31, 1997, as adjusted for the purchase of certain partners' interests (see "Recent Developments") the gross property, plant and equipment of the Company, its networks and the Company's Network Operating and Control Center (the "NOCC"), including the Company's investment in Telergy, was approximately $401,600 of which Hyperion's proportionate share is approximately $305,100. As of December 31, 1997, the Company's operating networks had approximately 4,326 route miles, approximately 199,945 fiber miles and were connected to approximately 1,776 buildings and 108 LEC central offices ("COs").

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

         On August 4, 1997, the Company entered into an Equity Contribution and Exchange Agreement with Lenfest Telephony, Inc. ("Lenfest"), its 50% partner in Hyperion of Harrisburg, whereby Lenfest will receive a warrant to receive 225,115 shares of Class A Common Stock of the Company in exchange for its 50% partnership interest in Hyperion of Harrisburg. On February 12, 1998, the Company consummated the agreement and thereby increased its ownership interest in Hyperion of Harrisburg to 100%.

         On August 11, 1997, the Company entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY networks, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these networks. On February 12, 1998, the Company consummated the agreements and thereby increased its ownership interest in each of these networks to 100%.

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

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 in a private placement. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,733. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         The Company entered into purchase agreements dated as of October 31, 1997, with subsidiaries of TCI and Sutton Capital Associates, Inc. ("Sutton"), local partners in New Jersey Fiber Technologies (which owns the Morristown and New Brunswick, NJ networks), whereby TCI and Sutton will receive approximately $26,000 and $328, respectively, for their partnership interests in New Jersey Fiber Technologies. On February 12, 1998, the Company consummated the agreements and thereby increased its ownership interest in New Jersey Fiber Technologies to 100%.

         On December 1, 1997, the Company announced that it had entered into a partnership agreement with Allegheny Energy to provide competitive telephone services. Allegheny Energy has agreed to construct fiber optic networks for Hyperion through one of its affiliates which will partner with Hyperion in most, if not all, of the contemplated networks. Allegheny Energy is an investor-owned utility providing electricity in portions of Maryland, Ohio, Pennsylvania, Virginia and West Virginia.



         On December 31, 1997, the Company consummated an agreement for a $24,489 long term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the networks switching equipment. Included in the lease facility is the sale and leaseback of certain switching equipment for which the Company received $14,876.

Results of Operations

Three Months Ended December 31, 1997 in Comparison with Three Months Ended December 31, 1996

         Revenues increased 274% to $4,983 for the three months ended December 31, 1997, from $1,334 for the same quarter in the prior fiscal year. Growth in revenues of $3,649 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $2,108 as compared to the same period in the prior fiscal year due to increases in the customer base and the consolidation of the Buffalo and Syracuse networks. The increase also resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $1,372 over the same period in the prior fiscal year.

         Network operations expense increased 253% to $2,657 for the three months ended December 31, 1997 from $752 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo and Syracuse networks.

         Selling, general and administrative expense increased 51% to $3,840 for the three months ended December 31, 1997 from $2,545 for the same quarter in the prior fiscal year. The increase was due to an increase in the sales force required to support the existing networks and corporate and NOCC overhead cost increases to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company and the consolidation of the Buffalo and Syracuse networks.

         Depreciation and amortization expense increased 234% to $3,344 during the three months ended December 31, 1997 from $1,002 for the same quarter in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and the consolidation of the Buffalo and Syracuse networks.

         Interest income for the three months ended December 31, 1997 increased 381% to $5,725 from $1,190 for the same quarter in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due to the investment of the proceeds of the Senior Secured Notes and the Senior Exchangeable Redeemable Preferred Stock.

         Interest expense and fees increased 124% to $16,770 during the three months ended December 31, 1997 from $7,482 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the Senior Secured Notes.

         Equity in net loss of joint ventures increased by 33% to $2,858 during the three months ended December 31, 1997 from $2,145 for the same quarter in the prior fiscal year as the nonconsolidated Operating Companies increased operations. The net losses of the nonconsolidated Operating Companies for the three months ended December 31, 1997 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo and Syracuse networks.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 12 at December 31, 1996 to 8 at December 31, 1997 due to the TWEAN transaction, as discussed above. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,140 for the three months ended December 31, 1997, as compared with $768 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, but not including the Albany, Binghamton, Buffalo, and Syracuse networks, for the three months ended December 31, 1996 and 1997 aggregated approximately $3,781 and $7,923 respectively.

         Net loss increased from $11,339 for the three months ended December 31, 1996 to $18,761 for the same quarter in the current fiscal year. The increased net loss was primarily attributable to increases in operating losses, interest expense and equity in the net losses of the Company's joint ventures.

Nine Months Ended December 31, 1997 in Comparison with Nine Months Ended December 31, 1996

         Revenues increased 141% to $8,690 for the nine months ended December 31, 1997 from $3,611 for the same period in the prior fiscal year. Growth in revenues of $5,079 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $3,299 as compared to the same period in the prior fiscal year due to increases in the customer base and the consolidation of the Buffalo and Syracuse networks. The increase also resulted from continued expansion in the number and size of Operating Companies and the resultant increase in management fees of $1,508 over the same period in the prior fiscal year.

         Network operations expense increased 125% to $5,263 for the nine months ended December 31, 1997 from $2,339 for the same period in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo and Syracuse networks.

         Selling, general and administrative expense increased 92% to $9,099 for the nine months ended December 31, 1997 from $4,736 for the same period in the prior fiscal year. The increase was due to an increase in the sales force required to support the existing networks and corporate and NOCC overhead cost increases to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company and the consolidation of the Buffalo and Syracuse networks.

         Depreciation and amortization expense increased 172% to $7,027 during the nine months ended December 31, 1997 from $2,583 for the same period in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from higher capital expenditures, and thus a higher depreciable asset base, at the NOCC and the wholly and majority owned Operating Companies and the consolidation of the Buffalo and Syracuse networks.

         Interest income for the nine months ended December 31, 1997 increased by 84% to $7,951 from $4,319 for the same period in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due to the investment of the proceeds of the Senior Secured Notes and the Senior Exchangeable Redeemable Preferred Stock.

         Interest expense and fees increased 73% to $35,934 during the nine months ended December 31, 1997 from $20,759 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the Senior Secured Notes.

         Equity in net loss of joint ventures increased by 81% to $9,284 during the nine months ended December 31, 1997 from $5,134 for the same period in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the nonconsolidated Operating Companies for the nine months ended December 31, 1997 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo and Syracuse networks.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 12 at December 31, 1996 to 8 at December 31, 1997 due to the TWEAN transaction, as discussed above. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3,809 for the nine months ended December 31, 1997, an increase of approximately $1,508 over the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, but not including the Albany, Binghamton, Buffalo, and Syracuse networks, for the nine months ended December 31, 1996 and 1997 aggregated approximately $10,168 and $20,212, respectively.

         Net loss increased from $19,045 for the nine months ended December 31, 1996 to $49,966 for the same period in the current fiscal year. The increase was primarily attributable to a higher operating loss, increased interest expense, increased equity in the net losses of the Company's joint ventures, the consolidation of the Buffalo and Syracuse networks, and no gain similar to that recognized in the prior fiscal year for the sale of the Company's investment in TCG of South Florida.

Supplementary Operating Company Financial Analysis

         The Company believes that working with local partners to develop markets has enabled the Company to build larger networks in a rapid and cost effective manner. The Company has entered into joint ventures with local partners where the Company owns 50% or less of each partnership or corporation. As a result of the Company's ownership position in these joint ventures, a substantial portion of the Operating Companies' results have been reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because all of the assets, liabilities and results of operations of the Operating Companies are not presented in the Company's consolidated financial statements, financial analysis of these Operating Companies based only upon the Company's results does not represent a complete measure of the growth or operations of the Operating Companies.

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

                                 REVENUES
                 --------------------------------------

                  Three Months Ended  Nine Months Ended
                    December 31,         December 31,
Cluster            1996      1997       1996      1997
                 -------   -------    -------   -------

Northeast        $ 1,417   $ 2,385    $ 3,978   $ 5,980
Mid-Atlantic         615     2,378      1,427     5,084
Mid-South            328       504        843     1,452
Other Networks     1,438     2,380      3,727     6,758
                 -------   -------    -------   -------
Total            $ 3,798   $ 7,647    $ 9,975   $19,274
                 =======   =======    =======   =======


         There can be no assurance, however, that the Operating Companies will continue to experience revenue growth at this rate, or at all. Furthermore, there can be no assurance that the Company will be able to benefit from such growth in revenues if such growth occurs.


                                   EBITDA
                 --------------------------------------

                  Three Months Ended  Nine Months Ended
                    December 31,         December 31,
Cluster            1996      1997       1996      1997
                 -------   -------    -------   -------
Northeast        $   422   $   138    $   680   $   (93)
Mid-Atlantic        (651)   (2,339)    (2,430)   (5,491)
Mid-South           (177)   (1,306)      (601)   (2,343)
Other Networks       285       766        969     2,020
                 -------   -------    -------   -------
Total            $  (121)  $(2,741)   $(1,382)  $(5,907)
                 =======   =======    =======   =======




                          Capital Expenditures
                 ---------------------------------------

                 Three Months Ended  Nine Months Ended
                    December 31,         December 31,
Cluster            1996      1997       1996      1997
                 -------   -------    -------   --------

Northeast        $ 2,128   $ 9,593    $12,320   $ 18,774
Mid-Atlantic      11,255    15,330     43,321     43,239
Mid-South          4,235    20,054     10,425     40,681
Other Networks     4,164     2,359     10,948     18,830
                 -------   -------    -------   --------
Total            $21,782   $47,336    $77,014   $121,524
                 =======   =======    =======   ========




Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $14,950 and $39,775 for the nine months ended December 31, 1996 and 1997, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $23,398 and $50,739 for the nine months ended December 31, 1996 and 1997, respectively. The significant increase for the nine months ended December 31, 1997 as compared with the same period in the prior fiscal year is largely attributable to capital expenditures necessary to enter and develop the switching market. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

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

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007. Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,733. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of it's networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         On December 31, 1997, the Company consummated an agreement for a $24,489 long term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the Operating Companies' switching equipment.

         Through December 31, 1997, Adelphia has made loans and advances totaling approximately $72,300, including accrued interest, to the Company and leased $3,400 in fiber network construction to certain Operating Companies. During April 1996, the Company repaid $37,800 of such loans and advances. In addition, Local Partners have invested approximately $93,000 as their pro rata investment in those networks through December 31, 1997. These amounts exclude previous investments in the South Florida Partnership which were sold on May 16, 1996. These partners have also provided additional capital of $57,200 for the construction of the Company's networks through the partnership agreements by funding the fiber construction of the network and leasing the fiber to the partnership under long-term, renewable agreements. In addition, the Company used $180,400 to fund its pro rata investment in the networks, capital expenditures and operations. Collectively, these investments and the Fiber Lease Financings have totaled $406,300 from the Company's inception through December 31, 1997.

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's wholly and majority-owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow. Prior to April 15, 1996, the date of the issuance of the Senior Discount Notes, funding of the Company's cash flow deficiency was principally accomplished through additional borrowings from Adelphia. Prior to April 15, 1996, interest and fees on this unsecured credit facility were based upon the weighted average cost of unsecured borrowings of Adelphia. The average interest rate charged on borrowings from Adelphia for all periods through April 15, 1996 was 11.3% (excluding fees charged which were based on the amount borrowed) and 16.5% for the period since April 16, 1996.

         The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and existing networks, (iii) the design, construction and development of additional networks and (iv) the acquisition of additional ownership interests in existing or new networks. The Company has made substantial capital investments and investments in Operating Companies in connection with the deployment of switches in all of its operating markets. In addition, the Company intends to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company estimates that it will require approximately $230,000 to $260,000 to fund anticipated capital expenditures, working capital requirements and operating losses of the Company, investments in its existing Operating Companies and the acquisition of 100% of the ownership interests in the Buffalo, Louisville, Lexington, New Brunswick and Morristown networks through the fiscal year ending March 31, 1999. In addition, expansion of the Company's networks will include the geographic expansion of the Company's existing clusters and the development of new markets. The Company expects to continue to build new networks in additional markets, which the Company anticipates will include additional networks with utility partners and, in the future, the Company may increase its ownership in the Operating Companies and acquire existing networks. The Company expects that it will have adequate resources to fund such expenditures through the net proceeds from the Senior Secured Notes and the 12 7/8% Senior Exchangeable Redeemable Preferred Stock offerings, anticipated bank and/or vendor financings by the Operating Companies, internal sources of funds, including cash flow from operations generated by the Company, and additional debt or equity financings, as appropriate. There can be no assurance, however, as to the availability of funds from internal cash flow or from the private or public equity or debt markets. In addition, the expectations of required future capital expenditures are based on the Company's current estimate. There can be no assurance that actual expenditures will not significantly exceed current estimates or that the Company will not accelerate its capital expenditures program.

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

Telecommunications Act of 1996

         On February 8, 1996, the Telecommunications Act was signed into law. It is considered to be the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. The Telecommunications Act has and will continue to result in substantial changes in the marketplace for voice, data and video services. These changes include opening the local exchange market to competition and will result in a substantial increase in the addressable market for the Company's networks. Among its more significant provisions, the Telecommunications Act (i) removes legal barriers to entry in local telephone markets, (ii) requires incumbent LECs to "interconnect" with competitors, (iii) establishes procedures for incumbent LEC entry into new markets, such as long distance and cable television, (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers, and (v) directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service. As a component of the need for explicit subsidy mechanism for universal service, the FCC was also directed to revise and make explicit subsidies inherent in the current access charge system.

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

         On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Local Competition Orders, including provisions establishing a pricing methodology, a procedure permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between LECs and their competitors, and certain provisions relating to the purchase of unbundled access to network elements. The Operating Companies have negotiated and obtained state commission approval of a number of interconnection agreements with incumbent LECs prior to this Eighth Circuit decision. The Eighth Circuit decision creates uncertainty about individual state rules governing pricing, terms, and conditions of interconnection decisions, and could make negotiating and enforcing such agreements in the future more difficult and protracted. It could also require renegotiation of relevant portions of existing interconnection agreements, or subject them to agreements to additional court and regulatory proceedings. It remains to be seen whether Operating Companies can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices which are for the most part consistent with the FCC's related pricing provisions. The FCC has appealed the Eighth Circuit decision to the United States Supreme Court, which has in turn granted certiorairi to review.

         On October 14, 1997, the Eighth Circuit issued an Order on Rehearing of the ruling that incumbent LECs need not provide combinations of network elements to CLECs, even when the incumbent LEC has already combined the same elements within its network. This recent Order broadens the restrictions previously placed on combinations of network elements by the Eighth Circuit in its July 18, 1997 opinion striking down many of the pricing and unbundling rules issued by the FCC. In the July 18 opinion, the Eighth Circuit held, among other things, that incumbent LECs had no obligation under the Telecommunications Act to combine network elements for CLECs. The court held that the incumbent LECs' only obligation with respect to unbundling was to provide CLECs with access to the individual network elements, leaving each CLEC to combine those network elements itself. Accordingly, the Eighth Circuit vacated Section 51.315 (c)-(f) of the FCC's unbundling rules, which had required incumbent LECs to combine network elements at the request of CLECs except where such combinations were technically infeasible or would impair the quality of the network. As a result of this Order, incumbent LECs can now separate already combined network elements before handing them off to the CLEC to recombine. This issue is incorporated among the issues that will be argued before the Supreme Court on appeal.

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

         The ability of the RBOCs to provide interLATA services enables them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs to generate access revenues from the IXCs. To date Ameritech has sought authority from the FCC to provide in-region interLATA service in Michigan, and Southwestern Bell Telephone Company ("SWBT") has sought similar authority in Oklahoma. The Department of Justice has opposed both requests, and both requests have been denied by the FCC. On December 23, 1997, the FCC denied BellSouth's request for in-region interLATA service in South Carolina, and a similar request was denied on February 3, 1998 in Louisiana. More RBOC requests to provide in-region interLATA service are expected to be filed with the FCC during the coming year.

         Further FCC rulings on Section 271 applications were complicated by a Texas federal judge's ruling on December 31, 1997 that Section 271 of the 1996 Act is unconstitutional. This decision has been stayed pending appeal by the FCC to the U.S. Court of Appeals for the Fifth Circuit.



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

         Pursuant to the forbearance provisions of the Telecommunications Act, in March 1996, the Company filed a petition requesting that the FCC also forbear from imposing tariff filing requirements on interstate exchange access services provided by carriers other than incumbent LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting the Company's petition, the FCC requested further comment on whether or not to mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

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

         On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. For the first quarter of 1998, the FCC has set universal service contribution rates of 3.19% of gross interstate and international revenues generally, and .72% of intrastate, interstate and international revenues specifically to support schools, libraries, and rural health care providers. These rates are expected to change quarterly. Also, the FCC's existing system for subsidizing universal service remains in effect and only ILECs are likely to be eligible to receive such subsidies until such time as the FCC determines the new subsidy mechanism, even though CLECs like Hyperion may be obligated to provide universal service.

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

         Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Arkansas, Florida, Kansas, Kentucky, Louisiana, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, Vermont and Virginia. These certificates or other authorizations permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. The Operating Companies have interim authority to provide a full range of local telecommunications services in Pennsylvania and applications for permanent certificates are pending in that state. In light of the Telecommunications Act, the Operating Companies will request removal of any restrictions that now exist on its certificates in the remaining states and anticipate that requests will be granted. See "--Telecommunications Act of 1996 -- Removal of Entry Barriers." In addition, the Telecommunications Act will enable the Company to enter new states providing a full range of local services upon certification. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, unbundling and universal service contributions. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, and service requirements, and universal service issues.

         Certain of the states where the Operating Companies operate have adopted specific universal service funding obligations. For example, in Pennsylvania, pending the issuance of final rules, the Operating Company will be required to make a universal service contribution based on an "assessment rate" derived from dividing the Operating Company's gross intrastate operating revenues into the statewide intrastate revenues generated by all other carriers. The Operating Company's contribution to the Pennsylvania universal service fund will be phased in over four years with 25 percent of the assessment rate collected in the first year and equal increments added to the payment in the second, third and fourth years. Vermont imposes a universal service fund surcharge to finance state lifeline, relay and E-911 programs, and potentially affordable service in high cost areas, and also imposes a gross revenues tax, like many other states. In Kansas, the state regulatory commission has ordered telecommunications companies to pay approximately 9% of their intrastate retail revenues to the Kansas Universal Service Fund, beginning March 1, 1997. Proceedings to adopt universal service funding obligation rules are pending or contemplated in the other states in which the Operating Companies conduct business.

          In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been overturned by the Eighth Circuit. See "--Telecommunications Act of 1996 -- Interconnection with LEC Facilities." To date, many of the Operating Companies have negotiated interconnection agreements with one or more of the incumbent LECs. Specifically, state commissions have approved interconnection agreements in Arkansas (Southwestern Bell), Kansas (Southwestern Bell), Kentucky (BellSouth; GTE), Mississippi (BellSouth), New Jersey (Bell Atlantic), Tennessee (BellSouth), Vermont (NYNEX), and Virginia (Bell Atlantic; Sprint-Centel). In addition, two interconnection agreements have been approved by operation of law in Pennsylvania (Bell Atlantic; GTE). Finally, Operating Companies in New York interconnect with NYNEX (BA), pursuant to NYNEX tariffs on file with the New York Public Service Commission while they await approval of their interconnection agreements filed in December 1997. The Operating companies have also signed interconnection agreements in Louisiana with BellSouth.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Not Applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     (c) Sales of Unregistered Securities

         On October 9, 1997, Hyperion issued $200,000,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007 (the "Preferred Stock") in a private placement to institutional investors pursuant to exemptions from registration under Section 4(2) of the Securities Act and Rule 144A and in reliance upon Regulation S. Gross proceeds were $200,000,000 and net proceeds were approximately $194,733,000 after underwriting discounts, commissions and other transaction costs of approximately $5,267,000. The initial purchaser for the Preferred Stock was Bear Stearns & Co. Inc.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

         At a meeting of the stockholders of the Company held on December 19, 1997, the following item was voted on:

         (a) The election of the following persons to comprise the full Board of Directors of the Company: John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, Pete J. Metros and James L. Gray.

         The voting on the above-mentioned item was as follows:

Class of Stock                     Votes For       Votes Withheld            Votes Against
  Class A                               --                122,000                   --
  Class B                         96,333,400            3,666,600                   --
  12 7/8% Senior Exchangeable
      Redeemable Preferred Stock        --                200,000                   --

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended December 31, 1997, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended December 31, 1997, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

Item  6. Exhibits and Reports on Form 8-K

      (a)     Exhibits:

          Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          Exhibit 99.01 Schedule E - Form of Financial Information and Operating
                         Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 Schedule F - Form of Financial Information and Operating
                         Data of the Pledged Subsidiaries and the Joint
                         Ventures".



(b)           Reports on Form 8-K:

     Form 8-Ks were filed on October 7 and October 23, 1997 which reported information under items 5 and 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HYPERION TELECOMMUNICATIONS, INC.
                                  (Registrant)



Date:  February 17, 1998                        By:   /s/ Timothy J. Rigas
                                                      Timothy J. Rigas
                                                      Vice Chairman, Chief
                                                      Financial Officer
                                                      (authorized officer) and
                                                      Treasurer


Date:  February 17, 1998                        By:   /s/ Edward E. Babcock, Jr.
                                                      Edward E. Babcock, Jr.
                                                      Vice President, Finance
                                                      and Chief Accounting
                                                      Officer

                                  Exhibit Index


          Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          Exhibit 99.01 Schedule E - Form of Financial Information and Operating
                         Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 Schedule F - Form of Financial Information and Operating
                         Data of the Pledged Subsidiaries and the Joint
                         Ventures".