Form 10-K
period 1998-03-31
HYPERION TELECOMMUNICATIONS INC
filed 1998-06-29
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                    For the fiscal year ended March 31, 1998

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

                        Commission File Number: 000-21605

                        HYPERION TELECOMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                       25-1669404
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                 Main at Water Street
                    Coudersport, PA              16915
       (Address of principal executive offices)(Zip code)

                                  814-274-9830

               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No____

Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the Registrant at June 24, 1998 was $235.5 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the Registrant.

At June 24, 1998, 21,605,896 shares of Class A Common Stock, par value $0.01, and 33,007,007 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X



                                         HYPERION TELECOMMUNICATIONS, INC.

                                                 TABLE OF CONTENTS



PART I

   ITEM 1.  BUSINESS.................................................................................  2

   ITEM 2.  PROPERTIES............................................................................... 32

   ITEM 3.  LEGAL PROCEEDINGS........................................................................ 33

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 33


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................... 35

   ITEM 6.  SELECTED FINANCIAL DATA.................................................................. 37

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..... 40

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................... 46

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................. 46

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE... 71


PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................... 71

   ITEM 11.  EXECUTIVE COMPENSATION.................................................................. 71

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................... 71

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................... 71


PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......................... 71


PART I


ITEM 1.  BUSINESS

The Company

         Hyperion Telecommunications, Inc. ("Hyperion" or the "Company") is a leading facilities-based provider of local telecommunications services with state-of-the-art fiber optic networks located in regionally clustered markets primarily within the eastern half of the United States. References in this Annual Report on Form 10-K to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the 22 telecommunications networks in 46 cities in which the Company, as of March 31, 1998, had ownership interests through 20 Operating Companies. As of March 31, 1998, ten of the networks were 50% or less owned by the Company. As of March 31, 1998, Hyperion had 22 networks ("Existing Networks"), including four networks under construction. The Existing Networks serve 46 cities and include approximately 5,363 route miles of fiber optic cable. In addition, as of March 31, 1998, the Company's 18 networks in operation were connected to 1,909 buildings and the Company's facilities were collocated in 113 local exchange carrier ("LEC") central offices. Management believes that the Company's Existing Networks represent an addressable market opportunity of approximately 6.8 million business access lines or approximately $13.3 billion annually, substantially all of which is currently serviced by incumbent LECs and interexchange carriers ("IXCs").
This addressable market estimate does not include the enhanced data services market which the Company has recently entered, or the Internet access market which it plans to enter in the near future.

         Over the next eighteen months, the Company plans to complete development and construction of 14 new networks serving 29 additional cities (the "New Networks") with the goal of expanding the Company's regionally focused networks and further facilitating the regional interconnection of certain of its markets. The Company believes that with the addition of these New Networks, it will have a total addressable market opportunity of approximately 13.2 million business access lines or approximately $26.0 billion annually. Once fully constructed, management believes the networks will include at least 8,100 route miles of fiber optic cable and will be connected to at least 210 LEC central offices. The Company has installed in 17 of its Existing Networks, and will install in all of its networks, a standard switching platform based on the Lucent 5ESS switch technology. Management believes this consistent platform will enable the Company to (i) deploy features and functions quickly in all of its networks, (ii) expand switching capacity in a cost effective manner and (iii) lower maintenance costs through reduced training and spare parts requirements.

         In early 1997, Hyperion began to implement a business strategy focused on selling communications services directly to targeted end users in addition to other telecommunications service providers. As part of this strategy, the Company accelerated the installation of its Lucent 5ESS-based standard switching platform in its Existing Networks and increased the size of its direct sales force and customer service organization. In addition, the Company has begun to use resold services and unbundled network elements to provide rapid market entry and to develop its customer base in advance of capital deployment in its Existing Networks and New Networks. The Company has experienced significant growth in the sale of access lines from approximately 7,000 as of March 31, 1997 to approximately 41,500 as of March 31, 1998. Of the current access lines sold, approximately 81% are provisioned using Company owned networks (which lines are referred to as "on-net"), though this percentage will decline as the Company continues to offer switched services on an unbundled network element and total service resale basis. However, the Company believes it will provision a majority of its access lines on its own networks for the foreseeable future. The Company expects that through the delivery of switched services on-net it will be able to provide faster, more reliable access line provisioning with higher operating margins and more responsive customer service and monitoring.

         Hyperion intends to offer a complete range of telecommunications services to its customers in all of its markets. The Company's current service offerings include local switched dialtone, long distance, dedicated access and enhanced services such as frame relay, high speed Internet access and video conferencing. The Company also plans to become an Internet Service Provider ("ISP") in all of its markets, and expects to provide such services in a majority of its markets during 1998. The Company has begun selling its long distance services pursuant to a resale agreement with IXC Communications, Inc. ("IXCC") and expects to begin offering facilities-based long distance services through the regional interconnection of the Company's networks in the near future. With 75% of all U.S. telecommunications intraLATA and interLATA toll traffic terminating, on average, within 300 miles of its origination point, the Company believes that the breadth of its networks, their regional clustering, and the current and planned interconnection of the networks will enable the Company to originate and terminate a significant proportion of its customers' communications traffic over its own networks, rather than relying primarily on the network of the incumbent LEC or IXC. Management believes that the Company will benefit from lower operating costs once it is able to offer its various services over its own networks.

         Hyperion's targeted customers include medium and large businesses, governmental and educational end users, and other telecommunications service providers, such as value added resellers ("VARs"), ISPs and IXCs. The Company expects to increase its marketing efforts by doubling the size of its current sales force during fiscal 1999. Management believes that a significant competitive advantage over other competitive local exchange carriers ("CLECs") is the Company's ability to utilize its broad geographic networks and extensive network clusters to offer a single source solution for all of its customers' telecommunications needs principally over its own regional network clusters. Further, Hyperion believes it can continue to attract end user customers by offering (i) high-capacity fiber optic network connection directly to substantially all of a customer's premises, due to the breadth of the Company's network coverage, (ii) high quality, solutions-oriented customer service, and
(iii) a single point of contact for a complete range of telecommunication services. The Company also believes that a number of telecommunications service providers such as VARs and IXCs will seek to offer their business customers an integrated package of switched local and long distance services using the networks of facilities-based CLECs such as Hyperion. The Company believes that it is well positioned to capitalize on this opportunity since its networks generally have broader geographic coverage than other CLECs in its markets.

         The Company operates in a single, domestic industry segment--telecommunications services. Information about the amounts of revenues, operating loss and identifiable assets of the Company as of March 31, 1997 and 1998 and for each of the three years in the period ended March 31, 1998, is set forth in the Company's consolidated financial statements and notes thereto included in Item 8.

         Hyperion's Existing Networks have typically been developed by partnering with a Local Partner who generally owns or controls extensive conduits and rights-of-way. In all but three of the Company's Existing Networks, Hyperion retains a 50% or greater equity stake in the respective Operating Companies. In all of its Operating Companies, Hyperion is responsible for the design, management and operation of the Operating Companies' networks pursuant to management agreements. Management believes that its partnering strategy provides the Company with the following significant competitive advantages over other CLECs: (i) by sharing the cost of construction and utilizing the rights-of-way controlled by the Local Partner, the Company is able to build its networks more quickly and at a lower cost and (ii) by partnering with Local Partners that typically operate in a broad geographic region, Hyperion is frequently able to expand its partnering agreements into multiple contiguous markets, thereby supporting its clustering strategy. As of March 31, 1998, the Company and its partners have invested $441.7 million in the gross property, plant and equipment of the Company, its networks and the Company's Network Operations and Control Center (the "NOCC"), including the Company's investment in Telergy, Inc. The Company's proportionate share, based upon current ownership, in its networks of this gross property, plant and equipment investment was approximately $336.5 million. The Company believes that its large upfront capital investment in its networks, coupled with the selective use of unbundled network elements and total service resale, will provide higher operating margins than can be achieved by other CLECs, which typically have a lower percentage of on-net customers.

         The Company has increased, and intends to continue to increase, its ownership interests in Operating Companies when it can do so on attractive economic terms. To date, this goal has been facilitated by the substantial completion of a number of Hyperion's networks, along with the desire of certain Local Partners to reduce their telecommunications investments and focus on their core operations. For Operating Companies in which the Company does not own a majority interest, partnership agreements generally provide for rights of first refusal or buy/sell arrangements enabling the Company to have an opportunity to acquire or sell additional equity interest in the network. Since September 1997, the Company has increased its ownership interest to 100% in Operating Companies in seven of its markets. As a result, since December 31, 1995, the Company's weighted average ownership interest (based on gross property, plant and equipment) in its Operating Companies has increased to 77% from 44%.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments, the effects of competition, future expansion, expected market opportunities and product acceptance by customers. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The risks and uncertainties include, but are not limited to, negative operating cash flow and operating losses, capital requirements, new product acceptance, expansion risk, substantial leverage, financing availability, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risk and uncertainties facing the Company.

Recent Developments

         Initial Public Offering of Class A Common Stock and Related Transactions. On May 8, 1998, the Company issued and sold 12,500,000 shares of Class A Common Stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, the Company (i) issued and sold an additional 3,324,001 shares of Class A Common Stock to Adelphia Communications Corporation ("Adelphia") at a purchase price of $15.00 per share (or an aggregate of approximately $49.9 million) and (ii) issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54.6 million) (together, the "Adelphia New Shares"). In a related transaction, on June 5, 1998, the Company issued and sold 350,000 shares of Class A Common Stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. These transactions increased the Company's equity by approximately $285 million, while raising approximately $243 million of net proceeds to continue the expansion of the Company's Existing Markets and to build new markets.

         Increased Network Ownership. On September 12, 1997 and February 12, 1998, the Company consummated purchase agreements with former Local Partners, Time Warner Entertainment Advance/Newhouse ("TWEAN"), Tele-Communications, Inc. and Lenfest Telephony, Inc., thereby increasing the Company's ownership interest in seven of its networks to 100% (collectively, the "Rollups"). As a result of the Rollups, the Company's weighted average ownership in its networks, based upon gross property, plant and equipment, increased to 77%. The Rollups are consistent with the Company's goal to own at least 50% interest in each of its Operating Companies and to dispose of its interests in those in which acquiring a controlling interest is not economically attractive. The Company may consider similar transactions from time to time in its other markets. The Company now owns a minority interest in only three of its 22 Existing Networks.

         Completed Strategic Agreements. The Company has recently completed a number of strategic agreements that expand the number of markets served by the Company. In April 1998, the Company entered into agreements with Metromedia Fiber Network Services, Inc. to lease long haul fiber from Washington, D.C. to Stamford, CT. On December 1, 1997, the Company entered into an agreement with Allegheny Energy to provide communications services over networks to be constructed in State College and Altoona, Pennsylvania. Also in December 1997, the Company initiated service on three networks pursuant to an agreement with Entergy Corporation ("Entergy") whereby the Company and Entergy each have a 50% stake in networks located in Little Rock, Arkansas, Jackson, Mississippi, and Baton Rouge, Louisiana. In addition, in June 1997, the Company entered into agreements (collectively, the "MCI Preferred Provider Agreement") with MCImetro Access Transmission Services, Inc. (together with its affiliate, MCI Communications, Inc., "MCI") designating the Company as MCI's preferred provider of end user dedicated access circuits for new MCI customers and of end users dedicated access circuits resulting from conversions from the incumbent LEC in the Company's markets. In addition, Hyperion has a right of first refusal to provide MCI all new dedicated local network access circuits in the Company's markets.

          In connection with the strategic agreement with MCI, the Company granted certain warrants to MCI to purchase Class A Common Stock (the "MCI Warrant") and rights to receive additional warrants in connection with an equity offering (the "Additional MCI Warrants"). In connection with the IPO, the Company, Adelphia and MCI entered into an agreement that provides as follows with respect to the MCI Warrant and MCI's right to receive Additional MCI
Warrants: (i) the Additional MCI Warrants issued with respect to the shares sold to the public in the IPO and with respect to the Adelphia New Shares had an exercise price equal to the lower of $6.15 per share or the price per share to the public in the IPO (the "IPO Price"), and (ii) Adelphia agreed to purchase from MCI the MCI Warrant and the Additional MCI Warrants for a purchase price equal to the number of Class A Common Stock shares issuable under the warrants being purchased times the IPO Price minus the underwriting discount, less the aggregate exercise price of such warrants. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and Hyperion, Hyperion agreed to pay to Adelphia a fee of $500,000 and to issue to Adelphia a warrant, which expires three years after its issuance, to purchase 200,000 shares of Class A Common Stock at an exercise price equal to the IPO Price (the "Adelphia Warrant"). These agreements were consummated simultaneously with the closing of the IPO.

         Completed Recent Financings. On October 9, 1997, Hyperion sold $200.0 million aggregate liquidation preference (the "Preferred Stock Offering") of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007 (the "Preferred Stock") and on August 27, 1997, the Company sold $250.0 million aggregate principal amount (the "Senior Secured Note Offering") of 12 1/4% Senior Secured Notes due 2004 (the "Senior Secured Notes"). The combined net proceeds from these offerings were approximately $438.7 million, with $83.4 million from the Senior Secured Note Offering being placed in an escrow account to provide for payment of the first six scheduled interest payments on the Senior Secured Notes, and the remainder of the proceeds used to fund capital expenditures, the acquisition of increased ownership interests in certain networks, the continued expansion of its networks and for general corporate and working capital purposes.

         On December 31, 1997, the Company consummated an agreement for a $24.5 million long term lease facility with AT&T Capital Corporation (the "AT&T Lease Agreement"). The lease facility provides financing for certain of the Operating Companies' switching equipment and includes the sale and leaseback of certain switching equipment, for which the Company received $14.9 million.

         Participation in LMDS Auction. On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service ("LMDS"). The Company, through a limited partnership in which it is a 49.9% limited partner, was the successful bidder at a net cost of $25.6 million for 232 31-GHz licenses, which cover approximately 38% of the nation's population - in excess of 90 million people in the eastern half of the United States. The Company funded $10 million of such purchase in January 1998, and is committed to provide further funding to consummate such purchase upon the granting of such licenses by the FCC. LMDS is a fixed broadband point-to-multipoint service which the FCC anticipates will be used for the deployment of wireless local loop, high-speed data transfer and video broadcasting services. The Company plans to use such spectrum for "last-mile" connectivity in certain of its markets, and believes the spectrum to be highly complementary to its fiber-based systems. There can be no assurances that LMDS spectrum will provide a cost-effective means to connect to end user locations.

 Growth Strategy

         Hyperion's objective is to be the leading local telecommunications service provider to businesses, governmental and educational end users, VARs, ISPs and IXCs within its markets. To achieve this objective, the Company has pursued a regionalized facilities-based strategy to provide extensive, high capacity network coverage and to broaden the range of telecommunications products and services it offers to targeted customers. The principal elements of the Company's growth strategy include the following:

         Focus on Telecommunications-Intensive Customers. The Company provides its services to telecommunications-intensive customers which include medium and large businesses, governmental and educational end users, and other telecommunications providers. Management believes that its target customers are a large and under-served universe who generally have no choice other than to buy communications services from the incumbent LEC or IXC. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. The Company believes it has the resources to compete effectively for end users by offering superior reliability, product diversity, service and custom solutions to meet end user needs at competitive prices. The Company also offers its local services to IXCs and has entered into national service agreements with AT&T and MCI to be their preferred supplier of dedicated access and switched access transport services.

         Increase Size and Scope of Network Clusters. Over the next eighteen months, the Company plans to complete development and construction of 14 New Networks serving 29 additional cities within the Company's current clusters, as sole owner/operator or through partnerships or long-term fiber lease agreements. The Company believes that the mature size and scope of its Existing Network clusters, combined with changes in the legislative and regulatory environment, enable the Company to build new networks on its own more efficiently. In addition, where appropriate, the Company intends to continue to enter into arrangements with Local Partners. The Company believes that this expansion strategy permits it to (i) construct networks faster and at a lower cost than it could on its own, (ii) provide broader network coverage than if the Company installed its own fiber optic cable and (iii) capitalize on the existing relationships the Local Partner has with business customers. The Company believes that its partnering strategy combined with the interconnection of its regional network clusters differentiates the Company from other CLECs and allows a greater proportion of traffic to be carried on-net, which decreases transmission costs and therefore increases cash flow margins. Management also believes that the Company is an attractive partner for utility companies because it can offer them a significant stake in its networks, while providing network operations management expertise.

         Maximize On-Net Traffic Through Facilities-Based Services. By providing switched voice, enhanced services and long distance access on its own fiber optic networks, the Company believes it can better control the provisioning, delivery and monitoring of its services as well as increase its operating margins. On-net services improve the Company's ability to provide bundled service offerings by reducing the Company's reliance upon incumbent LECs for servicing and technological upgrades of leased dedicated transport or unbundled network elements. The Company currently provides approximately 81% of its switched services to customers on-net, though this percentage will decline as the Company continues to offer switched services on an unbundled network element and total service resale basis. However, the Company believes it will provision a majority of its access lines on its own networks for the foreseeable future.

         Provide Bundled Package of Telecommunications Services. The Company believes that a significant portion of business, governmental and educational customers prefer a single-source telecommunications provider that delivers a full range of efficient and cost effective solutions to meet their telecommunications needs. Hyperion believes that offering a customized, integrated package of telecommunications services positions the Company to best address the increasing telecommunications requirements of businesses within its markets. As a facilities-based, single source provider of bundled telecommunications services, the Company believes it is positioned to satisfy the growing telecommunications demands of its customers on a more effective and cost efficient basis than many of its competitors.

         Expand Solutions-Oriented Sales Effort. The Company provides an integrated solutions approach to satisfy its end users' telecommunications requirements through a team of direct sales and engineering support professionals. In its marketing efforts, the Company emphasizes its extensive fiber optic network, which provides the reach and capacity to address the needs of its customers more effectively than many of its competitors who rely solely upon leased facilities or who have limited network build-outs in their markets. The Company intends to double the size of its current direct sales force of approximately 128 professionals during fiscal 1999 as it increases the breadth of its product offerings to satisfy the growing telecommunications needs of its customers. Further, during fiscal 1999, the Company expects to initiate direct marketing and sales of local telecommunications services on an unbundled loop basis and total service resale to small business customers in all of its markets.

Products and Services

         Hyperion's products and services are designed to appeal to the sophisticated telecommunications needs of its business, governmental and educational customers.

         Local Services. Hyperion provides local dial-tone services to customers, which allows them to complete calls in their calling area and to access a long distance calling area. Local services and long distance services can be bundled together using the same transport facility. Hyperion's networks are designed to allow a customer to easily increase or decrease capacity and alter enhanced services as the telecommunications requirements of the business change. In addition to its core local services, Hyperion also provides access to third party directory assistance and operator services.

         Long Distance Services. Hyperion provides domestic and international long distance services for completing intrastate, interstate and international calls. Long distance service is offered as an additional service to Hyperion's local exchange customers. Long distance calls which do not terminate on Hyperion's networks (which are currently the bulk of such calls) are passed to long distance carriers which route the remaining portion of the call.

         Enhanced Services. In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, Hyperion offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include:

          Access to Internet Services--Enables customers to use their available capacity for access to ISPs.

          Data Networking Services--The Company can provide high-speed, broadband services to use for data and Internet access such as Integrated Services Digital Network (ISDN) and Primary Rate Interface
          (PRI).

          Specialized Application Services--The Company can create products and services that are tailored for target industries with special telecommunications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

Market Size

         The following table sets forth the Company's estimate, based upon an analysis of industry sources including industry projections and FCC data, of the potential market size of the Company's Existing Networks and New Networks. The estimates, however, do not include the enhanced data services market which the

Company has entered or the Internet access market which it plans to enter in the near future. See "--Products and Services." There is currently limited direct information relating to these markets and therefore a significant portion of the information set forth below is based upon estimates and assumptions made by the Company. Management believes that these estimates are based upon reliable information and that its assumptions are reasonable. There can be no assurance, however, that these estimates will not vary substantially from the actual market data.

                             Traditional     Switched     Long-    Total Revenue
                          Access Services    Services    Distance    Potential
(Dollars in millions)
Northeast                $         94  $      2,009  $      1,052  $      3,155
Mid-Atlantic                      411         9,446         4,929        14,786
Mid-South                         179         3,508         1,843         5,530
Other Networks                     77         1,453           765         2,295
                         ------------  ------------  ------------  ------------
Total                    $        761  $     16,416  $      8,589  $     25,766
                         ============  ============  ============  ============

Ownership of the Company and the Operating Companies

Overview

         At March 31, 1998, Hyperion was a 79.2% owned subsidiary of Adelphia on a fully diluted basis (66.0% after the consummation of the IPO and related transactions including the issuance of the Adelphia New Shares, the purchase of the MCI Warrant and Additional MCI Warrants by Adelphia and the issuance of the Adelphia Warrant). Adelphia is the seventh largest cable television company in the United States and, as of March 31, 1998, owned or managed cable television systems that served approximately 1.98 million subscribers in 12 states. In addition at March 31, 1998, senior executives of the Company owned 10.9% of the Common Stock of the Company on a fully diluted basis (6.7% after the consummation of the IPO and related transactions including the issuance of the Adelphia New Shares, the purchase of the MCI Warrant and Additional MCI Warrants by Adelphia and the issuance of the Adelphia Warrant). As of March 31, 1998, the Company's 22 networks were owned through (i) eight partnerships or limited liability companies with Local Partners (together with the entities described in clause (iv) below, the "Operating Partnerships") encompassing nine networks,
(ii) 10 wholly owned subsidiaries of the Company encompassing 11 networks, (iii) one corporation, encompassing one network, in which the Company is a minority shareholder and (iv) one company, encompassing one network, in which the Company is the majority equityholder (the entities described in clauses (ii) and (iii) are collectively referred to as the "Operating Corporations," and the Operating Corporations and the Operating Partnerships are collectively referred to as the "Operating Companies"). The Company is responsible for the network design, management, billing and operation of the Operating Companies, for which it receives management fees.

         The following is an overview of the Hyperion networks and respective ownership interests as of March 31, 1998.


                                        Actual or
                                      Expected Date        Hyperion
Company Networks                     of Operation(a)       Interest        Local
                                                                          Partner

       Northeast Cluster
Vermont                                  11/94               100.0%          --
Syracuse, NY                             8/92                100.0           --
Buffalo, NY                              1/95                100.0           --
Albany, NY                               12/98               100.0           --

       Mid-Atlantic Cluster
Charlottesville, VA                      11/95               100.0           --
Scranton/Wilkes-Barre, PA                6/98                100.0           --
Harrisburg, PA                           4/95                100.0           --
Morristown, NJ                           7/96                100.0           --
New Brunswick, NJ                        11/95               100.0           --
Philadelphia, PA                         8/96                 50.0       PECO Energy
Allentown/Bethlehem/Easton/Reading, PA   6/98                 50.0       PECO Energy
York, PA                                 5/97                 50.0    Susquehanna Cable
State College/Altoona, PA                10/98                50.0    Allegheny Energy
Richmond, VA                             9/93                 37.0        MediaOne

       Mid-South Cluster
Lexington, KY                            6/97                100.0           --
Louisville, KY                           3/95                100.0           --
Nashville, TN                            11/94                95.0   InterMedia Partners
Baton Rouge, LA                          12/97                50.0         Entergy
Jackson, MS                              12/97                50.0         Entergy
Little Rock, AR                          12/97                50.0         Entergy

       Other Networks
Wichita, KS                              9/94                 49.9         Gannett
Jacksonville, FL                         9/92                 20.0        MediaOne

Weighted Average Ownership(b)           --                    77%            --

(a) Refers to the date on which (i) the network is connected to at least one IXC POP, (ii) the network is capable of accepting traffic from IXCs and end users, (iii) the Company's central office is fully functional and (iv) the initial network SONET fiber ring has been completed.

(b) Based upon gross property, plant and equipment of the Company and the Operating Companies as of March 31, 1998.


Cluster Statistics(a)




                                                 Route        Fiber      Buildings     LEC-COs
         Cluster                                 Miles        Miles       Connected   Collocated

         Northeast......................         1,530         65,712        356          17
         Mid-Atlantic...................         1,914         91,872        613          61
         Mid-South......................         1,142         54,792        589          21
         Other Networks.................           777         37,296        351          14
                                                 -----        -------      -----         ---
               Total....................         5,363        249,672      1,909         113
                                                 =====        =======      =====         ===

(a)   Information is as of March 31, 1998 and includes networks under construction.

Operating Agreements

         Generally, subsidiaries of the Company have entered into partnership agreements (or limited liability agreements) with Local Partners to take advantage of the benefits of building networks in conjunction with local cable television or utility operators. Typically Operating Partnerships have been formed and operated pursuant to three key agreements: (i) a partnership or limited liability company agreement between the Company or one of its wholly owned subsidiaries and a cable operator or utility company (the "Local Partner Agreement"); (ii) a fiber capacity lease agreement between the Local Partner and the Operating Partnership (the "Fiber Lease Agreement"); and (iii) a management agreement between the Operating Partnership and the Company or one of its subsidiaries (the "Management Agreement"). As of March 31, 1998, 10 of the Company's 22 Existing Networks were 50% or less owned by the Company.

Local Partner Agreements

         Each Local Partner Agreement establishes the structure of the applicable Operating Partnership by determining, among other things, the partner's capital contribution requirements, capital structure, purpose and scope of business activities, transfer restrictions, dissolution procedures, duration and competition restrictions, as well as the voting and buy/sell rights and rights of first refusal of the partners of the Operating Partnership. The following discussion applies to partnership and limited liability company agreements.

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

         Matters Requiring a Vote. Most partner or management committee votes of an Operating Partnership require only a majority vote; however, a unanimous or supermajority vote of the partners or management committee is generally required for, among other things, expansion of the scope of the business activities in the defined business area, admission of additional partners and merger or consolidation with any other entity if the Operating Partnership is not the surviving entity.

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

         Transfer of Ownership. The Local Partner Agreements generally prohibit the transfer of partnership interests, including most changes in control, or impose restrictions that significantly limit a partner's ability to transfer its partnership interest. Generally, transfers of entire partnership interests to subsidiaries of a partner's parent corporation and the sale or disposition of all or substantially all of the stock or assets of a partner's affiliates are expressly permitted in the typical Local Partner Agreement.

         Rights of First Refusal; Buy/Sell Agreements. The partners of most of the Operating Partnerships also retain certain rights of first refusal and buy/sell rights. Generally, after a specified period of time, usually three to six years after the inception of the Operating Partnership, either partner may transfer its interest to an unrelated third party if such partner first offers its interest to the other partner at the same terms and the other partner elects not to purchase the interest. The right of first refusal usually requires that the selling partner sell all, and not less than all, of its partnership interest pursuant to an offer by a bona fide third party. The selling party must first give the other partner the opportunity to purchase the interest at the same price and under the same terms as the third party's offer.

         In addition, in most of the Operating Partnerships, either partner can, after a specified period of time, usually five to eight years after the inception of the partnership, make an offer to the other partner to sell its own interest. Within 30 to 60 days of submitting a price which generally must be based on a written third party valuation of the partnership interest, the other partner must respond to the offer indicating its election to either accept the offer to buy or sell at the offered price. A partner in one of the partnerships has the right after a specified period of time to put its interest in the respective partnership to the Company at an amount equal to the partner's capital contributions plus interest less any distributions pursuant to the other agreement.

         Term. Most of the Operating Partnerships were created in the last five years and have a duration of 10 to 25 years unless earlier dissolved. One of the Local Partner Agreements contain provisions whereby the respective Local Partner can terminate its interest, at such Local Partner's sole discretion, prior to 2005. Generally, each partner and certain of its affiliates are restricted from competing with the Operating Partnership in the defined business area so long as the partner is a partner plus two or three years thereafter.

Fiber Lease Agreements

         Generally, the Operating Partnerships lease fiber optic capacity from their Local Partners. In some instances, the Operating Partnerships lease existing fiber optic capacity and in other instances, the Operating Partnerships request the Local Partners to construct new fiber optic capacity. In many cases, Local Partners upgrade the capacity of their cable or utility infrastructure, and as a result, share construction costs with the Operating Partnership. Monthly lease payments in both instances are based on the amortization of the Operating Partnership's share of the Local Partner's cost of construction and material costs over the term of the Fiber Lease Agreement. Because construction and material costs are amortized over the then current term of the Fiber Lease Agreement, it is possible for the amount of a monthly lease payment to be significantly lower during a renewal term unless the construction of additional fiber optic cable is scheduled for such renewal term. Typically, the amount of the lease payments in a renewal period equals the amount of monthly maintenance costs for the leased fiber optic cable.

         Substantially all of the Fiber Lease Agreements are in their initial terms. Most of the initial terms vary from five to 25 years in length. The Fiber Lease Agreements contain various renewal options. Generally, either party can terminate the Fiber Lease Agreement at the end of the then current term if the terminating party provides prior written notice to the other party. Several of the Fiber Lease Agreements contain termination rights which provide the lessor with the option to terminate the lease if the lessor becomes subject to telecommunications regulation, an action is brought against the lessor challenging or seeking to adversely modify the lessor's continued validity or authority to operate, legal or regulatory determination renders it unlawful or impossible for the lessor to satisfy its obligations under the lease or in case of an imposition of public utility or common carrier status on the lessor as a result of its performance of the lease.

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

         The amount of the lease payments could be affected by the costs the Local Partners incur for attachments to poles, or use of conduit, owned by incumbent LECs or electric utilities. Various state public utilities commissions ("State PUCs") and the Federal Communication Commission ("FCC") are reviewing whether use of Local Partner facilities for telecommunications purposes (as occurs when the Operating Companies lease fiber optic capacity from Local Partners) should entitle incumbent LECs and electric utilities to raise pole attachment or conduit occupancy fees. Such increased fees could result in an increase in the amount of the lease payments made by the Operating Companies to the Local Partners. In some cases, State PUCs attempt to directly regulate the fiber lease contracts between the Operating Companies and their Local Partners.

         In cases where the Company acquires 100% of the ownership interest of an Operating Partnership by an acquisition of interests from the Local Partner, the Fiber Lease Agreement typically is amended to provide for a 10 to 25 year lease of fiber optic capacity from the former Local Partner that exited the partnership.

         On February 20, 1997, the Company entered into several agreements with Telergy, Inc. and certain of its affiliates regarding the lease of dark fiber in New York state. Pursuant to these agreements and in consideration of a payment of $20.0 million, the Company received (i) a $20 million senior secured note due February 2002 from Telergy, Inc. (which, as amended, is due January 1999), and
(ii) a fully prepaid lease from a Telergy affiliate for at least 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The fiber optic backbone network will cover approximately 500 miles from Buffalo to Syracuse to Albany to New York City, New York, and will provide interconnection capability for the Company's operating networks in the state of New York.

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

Enhanced Data Services Agreements

         Four of the Operating Companies have entered into partnerships with !NTERPRISE, a wholly owned subsidiary of U S WEST (the "!NTERPRISE Partnerships"), in order to provide enhanced services such as frame relay, ATM data transport, business video conferencing, private line data interconnect service and LAN connection and monitoring services. The partners in the !NTERPRISE Partnerships each have a 50% ownership interest and are required to contribute equal amounts in order to retain their shares. The business area serviced by the !NTERPRISE Partnerships is generally the same as that serviced by the applicable Operating Company. The partners and their respective affiliates are also prohibited from competing for as long as the partners are partners plus two years thereafter. In addition, the partners have a right of first refusal with regard to the sale of partnership interests and, under certain circumstances, may put their interest to the !NTERPRISE Partnership. Generally, the !NTERPRISE Partnerships have a 20-year duration. In addition, the

Company has recently entered into master sales relationship agreements with respect to three of its markets and is in discussions to expand its relationship with !NTERPRISE to provide enhanced services pursuant to similar such agreements in substantially all of the Company's markets.

AT&T Lease Agreement

         On December 31, 1997 the Company consummated an agreement for a $24.5 million long term lease facility from AT&T Capital Corporation (the "AT&T Lease Agreement"). The AT&T Lease Agreement provides financing for certain of the Operating Companies' switching equipment. Included in the AT&T Lease Agreement is the sale and leaseback of certain switching equipment for which the Company received $14.9 million. The terms of the switching equipment leases under the AT&T Lease Agreement are seven and one half years, commencing December 31, 1997. The AT&T Lease Agreement requires the Company to maintain and insure the leased equipment and prohibits the Company from subleasing the equipment, except to certain designated Company subsidiaries. Under the AT&T Lease Agreement, the Company is required to indemnify AT&T Capital Corporation for certain claims with respect to the leased equipment and for certain tax liabilities.

Sales and Marketing

         The Company targets its network sales and marketing activities to medium and large businesses, government and educational end users and resellers, including IXCs. The Company services its customers through a dedicated sales force of approximately 128 professionals focused on selling the Company's portfolio of service offerings, and currently has over 270 technicians, customer service representatives and administrative support staff, enabling the Company to provide its customers with continuous support and superior service. The Company expects to increase its marketing efforts by doubling the size of its current sales force during fiscal 1999 as it increases the breadth of its product offerings to satisfy the growing telecommunications needs of its customers. In addition, the Company has initiated direct marketing and sales of local telecommunications services on an unbundled loop basis to or through total service resale to small business customers in certain markets, generally offering such services under either the Hyperion name or a co-branded name that includes the name of the particular Local Partner. The Company's networks offer their services in accordance with tariffs filed with the FCC for interstate services and State PUCs for intrastate services. The Operating Companies are classified as non-dominant carriers by the FCC and therefore have substantial pricing flexibility and in many cases may enter into customer and product specific agreements.

End Users

         The Company targets end users which include medium and large businesses, governmental and educational institutions and other telecommunications service providers. End users are currently marketed through Company direct sales representatives in each market. The national sales organization also provides support for the local sales groups and develops new product offerings and customized telecommunications applications and solutions which address the specific requirements of particular customers. In addition, the Company markets the Operating Companies' products through advertisements, media relations, direct mail and participation in trade conferences. End users typically commit to a service agreement for a term of three to five years which is either renegotiated or automatically converted to a month-to-month arrangement at the end of the contract term. The Company believes it will be able to continue to compete effectively for end users by offering superior reliability, product diversity, service and custom solutions to end user needs at competitive prices. A significant component of an Operating Company's reliability will be its ability to offer customers end-to-end SONET ring construction for many localized applications. The Operating Companies' construction of SONET rings combined with the Company's large network size will enable the Operating Companies to offer fiber optic coverage superior to the incumbent LEC in its markets.

Resellers

         Resellers utilize the Operating Companies' services primarily as a local component of their own service offerings to end users. The Company has national supplier agreements with all of the major IXCs. The Company believes it can effectively provide IXCs with a full complement of traditional access services as well as switched services. Factors that increase the value of the Company's networks to IXCs include reliability, state-of-the-art technology, route diversity, ease of ordering and customer service. The Company also generally prices the services of an Operating Company at a discount relative to the incumbent LEC. In order to further complement the services provided to the IXCs, the Company integrates its networks with IXC networks to enable the IXC to
(i) access service, billing and other data directly from the Company and (ii) electronically send automated service requests to the Company. In pursuing this strategy, the Company has entered into the National Service Agreement with AT&T pursuant to which the Company through its networks will be an AT&T preferred supplier of dedicated special access and switched access transport services. The National Service Agreement requires the Company to provide such services to AT&T at a discount from the tariffed or published LEC rates. In addition, the Company has entered into the MCI Preferred Provider Agreement pursuant to which the Company is designated MCI's preferred provider of new end user dedicated access circuits and of end user dedicated access circuits resulting from conversions from the incumbent LEC in the Company's markets.

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

The Company's Networks

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

         If a particular market targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel, generally working in conjunction with the Company's Local Partner, Adelphia, or one of Adelphia's affiliates, design a large regional network targeted to provide access to the identified business, educational and government end user revenue base and to the IXC POPs and the LEC-COs in the geographic area covered by the proposed network. The actual network design is influenced by a number of market, cost and technical factors including: (i) availability and ease of fiber deployment; (ii) location of IXC POPs; (iii) the Company's market information; and (iv) cost of construction.

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

                             With Local       With Local        Without
Costs                       Cable Partner   Utility Partner  Local Partner
                                         (Dollars in thousands)
Make Ready Costs               $   -- (a)     $  -- (b)      $  18.0(c)
Pole Attachment Costs              3.4(d)        -- (b)          5.0
Fiber Costs and Installation       8.0(e)       18.5(e)          8.0
Splicing Costs                     0.6(f)        0.6(f)          0.6
                               -------        ------         -------

Total                          $  12.0(g)     $  19.1(g)     $  31.6
                               =======        =======        =======


(a)  ssumes a fiber overlash of existing cable plant.
(b) Assumes placing fiber in the space allocated for the local utility partner on the pole.
(c) Assumes an average cost of $200 per pole, 40 poles per mile, to move the telephone and cable television wires in the space allocated for communications providers on the pole and the replacement of two poles per mile.
(d) Assumes the payment of a pro rata portion (approximately 33%) of such costs by the Local Partner with respect to capacity to be available for such partner's use.
(e) Represents the cost of the Operating Company's fiber and its installation on the pole.
(f)  Represents the cost of cutting and integrating new fiber components.
(g) In the above analysis, this would be the amount amortized by an applicable fiber lease financing between an Operating Company and its Local Partner.

Network Construction

         The Company's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the POPs of most IXCs and the majority of the Local Exchange Carriers Central Office ("LEC-COs"). The Company establishes with its Local Partner or Adelphia general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. The Company's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the Company has installed to date have generally become operational within six to ten months after the beginning of construction.

Network Operating Control Center

         In Coudersport, Pennsylvania, the Company has built the NOCC, which is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the Company's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of the Company's networks including the management of 1,909 building connections, 17 switches or remote switching modules and 5,363 network route miles as of March 31, 1998. The NOCC is designed to accommodate the Company's anticipated growth.

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

Equipment Supply

         The Company and the Operating Companies purchase fiber optic transmission and other electronic equipment from Lucent, Fujitsu, Tellabs, and other suppliers at negotiated prices. The Company expects that fiber optic cable, equipment and supplies for the construction and development of its networks will continue to be readily available from Lucent, Fujitsu, Tellabs and other suppliers as required. The Company has negotiated multi-year contracts for equipment with Lucent, Fujitsu, and Tellabs. The Company and the Operating Companies have deployed 15 Lucent switches and two Lucent remote switching modules, which deliver full switching functionality, in 17 of their current markets. The Company and the Operating Companies plan to deploy 5ESSs or remote switching modules in all of its Existing Networks during 1998 and additional 5ESSs or remote switching modules in each of the Company's New Networks.

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

Employees

         As of March 31, 1998, the Operating Companies and the Company, respectively, employed 388 and 183 full-time and part-time employees. In support of the Operating Companies' and the Company's operations, the Company also regularly uses the services of its Local Partners, employees and contract technicians for the installation and maintenance of its networks. None of the Operating Companies' or the Company's employees is represented by a collective bargaining agreement. The Company believes that the Operating Companies' and the Company's relations with their respective employees are good.

Competition

         The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have far greater technical and financial resources and provide services that an Operating Company may not currently be authorized by State PUCs to offer. Following the enactment of the Telecommunications Act, there has been significant merger activity among the RBOCs and among various other telecommunication companies (such as AT&T Corp./Telecommunications, Inc. and Worldcomm/MCI) which will result in competitors with even greater financial resources and geographic scope than currently faced by the Company. In addition, in many markets, the incumbent LEC currently is excused from paying license or franchise fees or pays fees materially lower than those required to be paid by the Operating Companies.

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

         Competition for the Company's and the Operating Companies' services is based on price, quality, network reliability, service features, salesmanship and responsiveness to customer needs. The Company believes that its management expertise, coupled with its highly reliable, state-of-the-art digital networks and back-office infrastructure, which offer significant transmission capacity at competitive prices, will allow it to compete effectively with the incumbent LECs, which may not yet have fully deployed fiber optic networks in many of the Company's target markets. The Company believes that the Operating Companies price their services at a modest discount compared to the prices of incumbent LECs while providing a higher level of customer service. The Company's networks provide diverse access routing and redundant electronics, design features not widely deployed by the incumbent LEC networks at the present time. However, as incumbent LECs continue to upgrade their networks, any competitive advantage held by the Company due to the superiority of its facilities may diminish.

         Other current or potential competitors of the Company's networks include other CLECs, IXCs, wireless telecommunications providers, microwave carriers, satellite carriers, private networks built by large end users and cable television operators or utilities in markets in which the Company has not partnered with one or the other. Substantially all of the Company's markets are served by one or more CLECs other than the Company. Furthermore, the three major IXCs have in the past announced ambitious plans to enter the local exchange market. If this occurs, there is no assurance that these IXCs will choose to obtain local services from the Operating Companies in the Company's markets. In addition, recent sweeping changes enacted by the Telecommunications Act facilitate entry by such competitors into local exchange and exchange access markets, including requirements that incumbent LECs make available interconnection and unbundled network elements to any requesting telecommunications carrier at cost-based rates, as well as requirements that LECs offer their services for resale. Such requirements permit companies to enter the market for local telecommunications services with little or no investment in new facilities, thereby increasing the number of likely competitors in any given market, and enable the IXCs to provide local services by reselling the service of the incumbent LEC, or purchasing unbundled network elements, rather than using services provided by the Company.

Regulation

Overview

         Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international services. Jurisdictionally, interstate services, which constitute the majority of the Operating Companies' current services, are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state. State PUCs exercise jurisdiction over intrastate services. Additionally, municipalities and other local government agencies may regulate limited aspects of the Company's business, such as use of rights-of-way. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict. The networks are also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

Telecommunications Act of 1996 ("The Telecommunications Act")

         On February 8, 1996, the Telecommunications Act was signed into law. It is considered to be the most comprehensive reform of the nation's telecommunications laws since the original enactment of the Communications Act of 1934. The Telecommunications Act has and will continue to result in substantial changes in the marketplace for voice, data and video services. These changes include opening the local exchange market to competition and will result in a substantial increase in the addressable market for the Company's networks. Among its more significant provisions, the Telecommunications Act (i) removes legal barriers to entry in local telephone markets, (ii) requires incumbent LECs to "interconnect" with competitors, (iii) establishes procedures for incumbent LEC entry into new markets, such as long distance and cable television, (iv) relaxes regulation of telecommunications services provided by incumbent LECs and all other telecommunications service providers, and (v) directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service. As a component of the need for explicit subsidy mechanisms for universal service, the FCC was also directed by Congress to revise and make explicit subsidies inherent in the current access charge system.

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

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

         This provision of the Telecommunications Act should enable the Operating Companies to provide a full range of local telecommunications services in any state. Although the Operating Companies will be required to obtain certification from the State PUCs in almost all cases, the Telecommunications Act should limit substantially the ability of a State PUC to deny a request for certification filed by an Operating Company. While this provision of the Telecommunications Act expands significantly the markets available to the Operating Companies, it also reduces the barriers to entry by other potential competitors and therefore increases the level of competition the Operating Companies will likely face in all their markets. Delays in receiving regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a materially adverse effect upon the Operating Companies.

         Some State PUCs are currently considering actions to preserve universal service and promote the public interest. The actions may impose conditions on the certificate issued to an Operating Company which would require it to offer service on a geographically widespread basis through (i) the construction of facilities to serve all residents and business customers in such areas, (ii) the acquisition from other carriers of network facilities required to provide such service, or (iii) the resale of other carriers' services. The Company believes that State PUCs have limited authority to impose such requirements under the Telecommunications Act. The imposition of such conditions by State PUCs, however, could increase the cost to the Operating Companies of providing local exchange services, or could otherwise affect the Operating Companies' flexibility to offer services.

Interconnection with LEC Facilities

         A company cannot compete effectively with the incumbent LEC in the market for switched local telephone services unless it is able to connect its facilities with the incumbent LEC and obtain access to certain essential services and resources under reasonable rates, terms and conditions. Incumbent LECs historically have been reluctant to provide these services voluntarily and generally have done so only when so ordered by State PUCs. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural incumbent LECs. These requirements will provide access to certain networks under reasonable rates, terms and conditions. Specifically, LECs must provide the following:

Telephone Number Portability

          Telephone number portability enables a customer to keep the same telephone number when the customer switches local exchange carriers. New entrants are at a competitive disadvantage without telephone number portability because of inconvenience and costs to customers that must change numbers.

Dialing Parity

          All LECs must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the LEC's network.

Reciprocal Compensation

          The duty to provide reciprocal compensation means that LECs must terminate calls that originate on competing networks in exchange for a given level of compensation and that they are entitled to termination of calls that originate on their network for which they must pay a given level of compensation.


Resale

          LECs generally may not prohibit or place unreasonable restrictions on the resale of their services. In addition, incumbent LECs must offer bundled local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

Access to Rights-of-Way

         All incumbent LECs, CLECs and other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

Unbundling of Network Elements

          Incumbent LECs must offer access to various unbundled elements of their network. This requirement allows new entrants to purchase at cost-based rates elements of an incumbent LEC's network that may be necessary to provide service to customers not located in the areas served by new entrants' networks.

Dependence on RBOCs and incumbent LECs

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

         On July 2, 1996 the FCC released its First Report and Order and Further Notice of Proposed Rulemaking promulgating rules and regulations to implement Congress' statutory directive concerning number portability (the "Number Portability Order"). The FCC ordered all LECs to begin phased development of a long-term service provider portability method in the 100 largest Metropolitan Statistical Areas ("MSAs") no later than October 1, 1997, and to complete deployment in those MSAs by December 31, 1998. Number portability must be provided in those areas by all LECs to all requesting telecommunications carriers. After December 31, 1998, each LEC must make number portability available within six months after receiving a specific request by another telecommunications carrier in areas outside the 100 largest area MSAs in which the requesting carrier is operating or plans to operate. Until long-term service number portability is available, all LECs must provide currently available number portability measures as soon as reasonably possible after a specific request from another carrier. As new carriers are at a competitive disadvantage without telephone number portability, the Number Portability Order should enhance the Company's ability to offer service in competition with the incumbent LECs, if these regulations are effective in promoting number portability. The Number Portability Order sets interim criteria for number portability cost recovery. The FCC deferred selecting a long term number portability cost recovery scheme to a further rulemaking proceeding which is not expected to be decided until later this year. Further, the Number Portability Order is subject to Petitions for Reconsideration filed at the FCC. To the extent that the outcome of the Petitions results in new rules that decrease the LEC obligation to provide number portability or increase the CLEC obligation to pay for number portability, changes to the Number Portability Order could decrease the Company's ability to offer service in competition with the LECs.

         On August 8, 1996 the FCC released its First Report and Order, Second Report and Order and Memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLECs and LECs, and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. The Local Competition Orders also established rules implementing the Telecommunications Act requirements that LECs negotiate interconnection agreements, and provide guidelines for review of such agreements by State PUCs.

         On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Local Competition Orders, including provisions establishing a methodology for pricing interconnection and unbundled network elements, a rule permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between LECs and their competitors, and other provisions relating to the purchase of access to unbundled network elements. The Operating Companies had negotiated and obtained State PUCs approval of a number of interconnection agreements with incumbent LECs prior to this Eighth Circuit decision. The Eighth Circuit decision has created uncertainty about individual state rules governing pricing, terms, and conditions of interconnection decisions, and could make negotiating and enforcing such agreements in the future more difficult and protracted. It could also require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the Operating Companies can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices, which are for the most part consistent with the FCC's related pricing provisions.

         On August 22, 1997, the Eighth Circuit issued an order vacating the FCC's rules implementing the Telecommunications Act's dialing parity requirement. On October 14, 1997, the Eighth Circuit issued an Order on Rehearing of the ruling that incumbent LECs need not provide combinations of network elements to CLECs, even when the incumbent LEC has already combined the same elements within its own network. This Order broadened the restrictions previously placed on combinations of network elements by the Eighth Circuit in its July 18, 1997 opinion striking down many of the pricing and unbundling rules issued by the FCC. In the July 18 opinion, the Eighth Circuit had held, among other things, that incumbent LECs had no obligation under the Telecommunications Act to combine network elements for CLECs, and that the incumbent LECs' only obligation with respect to unbundling was to provide CLECs with access to the individual network elements, leaving each CLEC to combine those network elements itself. Accordingly, the Eighth Circuit vacated Section 51.315 (c)-(f) of the FCC's unbundling rules, which had required incumbent LECs to combine network elements at the request of CLECs except where such combinations were technically infeasible or would impair the quality of the network. On the Order on Rehearing, the Eighth Circuit clarified that incumbent LECs can now separate already combined network elements before handing them off to the CLEC to recombine.

         The Supreme Court has agreed to review the various Eighth Circuit decisions vacating major portions of the FCC's Local Competition Orders. In so doing, the Court also granted several cross-petitions for review by incumbent LECs challenging portions of the Eighth Circuit opinion that upheld certain FCC determinations with respect to unbundled network elements. A decision by the Supreme Court is not expected until early 1999.

         On February 9, 1998, the FCC released its Report and Order on Pole Attachment Rates for Telecommunications Providers ("Pole Attachment Order"). In light of the Telecommunication Act's requirement that the FCC prescribe regulations to govern the charges for pole attachments used by telecommunications carriers when parties fail to resolve a dispute over such charges, the Pole Attachment Order addresses a number of factors that must be considered in determining whether pole attachment rates are just, reasonable, and nondiscriminatory.

         Although the Number Portability Order, the Local Competition Orders, the Pole Attachment Order, and the underlying statutory requirements are intended to benefit new entrants in the local exchange market, such as the Operating Companies, it is uncertain how effective these requirements will be, especially while the FCC's implementation of many such requirements has been challenged. Ultimately the success of the Telecommunications Act to bring the benefits of increased competition to consumers will depend in large part upon State PUCs' implementation of the Telecommunications Act and the Local Competition Orders, numerous state and federal rulemakings that in theory should level the playing field between incumbent LECs and new entrants such as the Company, and vigorous enforcement of Telecommunications Act requirements at the state and federal levels. For example if CLECs are unable to obtain favorable agreements with the incumbent LEC regarding call termination and resale of incumbent LEC facilities and services through negotiation with the incumbent LEC or arbitration at State PUCs, there is a diminished likelihood that an Operating Company will be successful in its local exchange market. In addition, the ability of CLECs to resell incumbent LEC services obtained at wholesale rates may permit some CLECs to compete with the Operating Companies with little or no investment in facilities.

         Telecommunications Act requirements place burdens on an Operating Company when it provides switched local exchange services and may disproportionately benefit potential competitors. In particular, the obligation to offer services for resale means that a company can resell the Operating Company's services with little or no investment in facilities, although unlike incumbent LECs, the Operating Companies are not required to offer services for resale at discounted rates. Similarly, the obligation of LECs to provide access to rights-of-way is of limited benefit to most of the Operating Companies, which already have such access through their Local Partners, but may benefit other potential competitors to a greater degree.

         Finally, continuing challenges to state and federal rules and policies implementing the Telecommunications Act, and individual actions by State PUCs could cause the Company to incur substantial legal and administrative expenses.

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

         The Telecommunications Act also eliminates the prospective effect of the MFJ and establishes procedures under which an RBOC can enter the market for interLATA services within its telephone service area. This is referred to as "in-region" interLATA service. (RBOCs are currently permitted to provide interLATA long distance services to customers outside of their local service areas. This is referred to as "out-of-region" long distance service.) Before an RBOC can provide in-region interLATA service, it must enter into a state-approved interconnection agreement with a company that provides local exchange service to business and residential customers predominantly over its own facilities. Alternatively, if no such competitor requests interconnection reasonably expected to lead to facilities-based competition in the residential and business local exchange markets, the RBOC can request authority to provide in-region interLATA services if it offers interconnection under state-approved terms and conditions. The interconnection offered or provided by the RBOC must comply with a "competitive checklist" that incorporates the interconnection requirements discussed above.

         The ability of the RBOCs to provide interLATA services will enable them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. To date FCC authority to provide in-region interLATA service has been sought by Ameritech in Michigan, Southwestern Bell in Oklahoma and BellSouth in South Carolina and Louisiana. The Department of Justice opposed each of these requests, and the FCC denied them. More RBOC requests to provide in-region interLATA service are expected to be filed with the FCC in the near future.

         However, further FCC rulings on Section 271 applications were complicated by a Texas Federal District Court ruling on December 31, 1997 that
Section 271 of the 1996 Act is unconstitutional. On February 11, 1998, this court granted a request for stay of its decision pending the outcome of an appeal on the merits to the U.S.
Court of Appeals for the Fifth Circuit.

         Several RBOCs have recently filed petitions at the FCC requesting a waiver of certain obligations imposed on incumbent LECs in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the RBOCs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. If the FCC grants the RBOC petitions, such decision could have a material adverse effect on the Company.

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

         In an exercise of its "forbearance authority," the FCC has ruled that following a transition period nondominant IXCs will no longer be able to file tariffs with the FCC concerning their interexchange long distance services (the "IXC Detariffing Order"). The IXC Detariffing Order has been stayed pending review in the U.S.
Court of Appeals for the District of Columbia.

         Pursuant to the forebearance provisions of the Telecommunications Act, in March 1996, the Company filed a petition requesting that the FCC also forbear from imposing tariff filing requirements on exchange access services provided by carriers other than incumbent LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting the Company's petition, the FCC requested further comment on whether to mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

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

Universal Service and Access Charge Reform

         One of the primary goals of the Communications Act of 1934 was to extend telephone service to all the citizens of the United States. This goal has been achieved largely by keeping the rates for basic local exchange service at a reasonable level. It was traditionally thought that incumbent LECs were able to keep basic residential rates reasonable by subsidizing them with revenues from business and IXC customers, and by subsidizing rural service at the expense of urban customers. The existence and level of these subsidies has been widely disputed in recent years because they are so difficult to quantify.

         On May 8, 1997, the FCC issued an order to implement the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order affirmed the policy principles for universal telephone service set forth in the Telecommunications Act, including quality service, affordable rates, access to advanced services, access in rural and high-cost areas, equitable and non-discriminatory contributions, specific and predictable support mechanisms, and access to advanced telecommunications services for schools, health care providers and libraries. The Universal Service Order added "competitive neutrality" to the FCC's universal service principles by providing that universal service support mechanisms and rules should not unfairly advantage or disadvantage one provider over another, nor unfairly favor or disfavor one technology over another. The Universal Service Order also requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. Also, the FCC's existing system for subsidizing universal service remains in effect and only incumbent LECs are likely to be eligible to receive such subsidies until such time as the FCC determines the new subsidy mechanism, even though CLECs such as the Company may be obligated to provide universal service.

         In a related proceeding, on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules (the "Access Charge Reform Order"). Access charges are charges imposed by LECs on long distance providers for access to the local exchange network, and are designed to compensate the LEC for its investment in the local network. The FCC regulates interstate access and the states regulate intrastate access. The Access Charge Reform Order will require incumbent LECs to substantially decrease over time the prices they charge for switched and special access and change how access charges are calculated. These changes are intended to reduce access charges paid by IXCs to LECs and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules begin to reduce access charges to reflect the forward-looking cost of providing access, the Company's competitive advantage in providing customers with access services might decrease. In addition, the FCC has determined that it will give incumbent LECs pricing flexibility with respect to access charges. To the extent such pricing flexibility is granted before substantial facilities-based competition develops, such flexibility could be misused to the detriment of new entrants, including the Company. Until the FCC adopts and releases rules detailing the extent and timing of such pricing flexibility, the impact of these rules on the Company cannot be determined.

         Two aspects of the FCC's Access Charge Reform Order create potential competitive benefits for competitive access providers, including the Company. First, the abolition of the unitary rate structure option for local transport may have an adverse effect on some IXCs, making alternative access services provided by the Company and others more attractive. Second, the FCC ruled that incumbent LECs may no longer impose the transport interconnection charge on competitive providers, such as the Company, that interconnect with the incumbent LEC at the incumbent's end offices.

         Both the Universal Service and Access Charge Reform Orders are subject to petitions seeking reconsideration by the FCC and petitions for review before U.S. Courts of Appeals. Until the time when any such review proceeding or appeals are decided, there can be no assurance of how the Universal Service and/or Access Charge Reform Orders will be implemented or enforced, or what effect the Orders will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically.

Federal Regulation Generally

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

         Under the Telecommunications Act, the FCC has authority to forbear from regulation (such as toll regulation) provided that such forbearance is consistent with the public interest. In an exercise of its "forbearance authority," the FCC has ruled that following a transition period, nondominant interexchange carriers will no longer be able to file tariffs with the FCC concerning their interstate long distance services (the "IXC Detariffing Order"). The IXC Detariffing Order has been appealed to the U.S. Court of Appeals for the District of Columbia and the provision requiring IXCs to withdraw their tariffs was stayed by that court on February 13, 1997. That appeal is pending. On March 21, 1996, the Company filed a petition requesting that the FCC forbear from imposing tariff filing requirements on interstate exchange access services provided by carriers other than LECs. In June 1997, the FCC granted this request, concluding that allowing providers of exchange access service the option of tariffing or detariffing their services is in the public interest. In granting Hyperion's petition, the FCC requested further comment on whether to mandate the detariffing of exchange access services. This proceeding is pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have upon competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

         The FCC has adopted rules requiring incumbent LECs to provide "collocation" to CAPs for the purpose of interconnecting their competing networks. These rules enable the Operating Companies to carry a portion of a customer's interstate traffic to an IXC even if the customer is not located on the Company's network. The Company has requested collocation in some, but not all, of its markets. The incumbent LECs have proposed collocation rates that are being investigated by the FCC and State PUCs to determine whether they are excessive. If the FCC or State PUCs order the incumbent LECs to reduce these rates, collocation will be a more attractive option for CLECs. Under the rules adopted by the Local Competition Orders, incumbent LECs will also be required to provide both virtual collocation and physical collocation at their switching offices.

         Under the Telecommunications Act, an Operating Company may become subject to additional federal regulatory obligations when it provides local exchange service in a market. As discussed earlier, all LECs, including CLECs, must make their services available for resale by other carriers, provide nondiscriminatory access to rights-of-way, offer reciprocal compensation for termination of traffic and provide dialing parity and telephone number portability. In addition, the Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities. Moreover, the FCC is currently engaged in a number of rulemakings in which it is considering regulatory implications of various aspects of local exchange competition. Any or all of the proceedings may negatively affect CLECs, including the Company. Most recently, the FCC has determined to investigate whether or not to mandate operational support systems reporting standards for the LECs, whether to regulate billing and collection functions, and whether to assert jurisdiction over reciprocal compensation for local calls made to ISPs.

         Because the states are in the process of implementing rules consistent with the Telecommunications Act and rules adopted by the FCC pursuant to the Act, it is uncertain how burdensome or beneficial such rules will be for the Company and the Operating Companies. The obligation to provide services for resale by others potentially limits any competitive advantage held by the Company by virtue of its state-of-the-art facilities because other carriers, including the incumbent LEC and the IXCs, can simply resell the Operating Companies' services. Similarly, the obligation to provide access to rights-of-way benefits certain competitors more than the Company, which already has a significant amount of access through its networks owned with Local Partners. Most of the other obligations impose costs on the Operating Companies that also will be borne by competing carriers so the competitive implication of these requirements should not be significant if they are implemented fairly.

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

         To promote the development of the internet, the FCC has treated traffic to ISPs terminated in the local exchange as local calls, for which end user customers normally pay fixed monthly charges or low per-minute rates up to a cap. Incumbent LECs contend that traffic routed to the internet is interstate in nature and that the charge for such calls should be set at a different rate. If the FCC changes its policy and requires a different payment arrangement for internet calls routed through local ISPs, CLECs may no longer receive the benefit of substantial call-termination revenue from LECs for CLEC ISP customers whose traffic is mostly inbound (such that CLEC payments to the LEC for terminating outbound calls are minimal).

State Regulation Generally

         Most State PUCs require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

         Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Arkansas, Florida, Kansas, Kentucky, Louisiana, Mississippi, New Jersey, New York, Pennsylvania, Tennessee, Vermont and Virginia. The certificates or other authorizations permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. As the Company expands its operations into other states, it may become subject to the jurisdiction of their respective public utility commissions. In light of the Telecommunications Act, the Operating Companies will request removal of any restrictions that now exist on its certificates in the remaining states and anticipate that requests will be granted. In addition, the Telecommunications Act will enable the Company to enter new states providing a full range of local services upon certification. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, unbundling and universal service contributions. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, and service requirements, and universal service issues.

         Certain of the states where the Operating Companies operate have adopted specific universal service funding obligations. For example, in Pennsylvania, pending the issuance of final rules, the Operating Company will be required to make a universal service contribution based on an "assessment rate" derived from dividing the Operating Company's gross intrastate operating revenues into the statewide intrastate revenues generated by all other carriers. The Operating Company's contribution to the Pennsylvania universal service fund will be phased in over four years with 25% of the assessment rate collected in the first year and equal increments added to the payment in the second, third and fourth years. Vermont imposes a universal service fund surcharge to finance state lifeline, relay and E-911 programs, and potentially affordable service in high cost areas, and also imposes a gross revenues tax, like many other states. In Kansas, the state regulatory commission has ordered telecommunications companies to pay approximately 9% of their intrastate retail revenues to the Kansas Universal Service Fund, beginning March 1, 1997. Proceedings to adopt universal service funding obligation rules are pending or contemplated in the other states in which the Operating Companies conduct business.

         In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been overturned by the Eighth Circuit. To date, many of the Operating Companies have negotiated interconnection agreements with one or more of the incumbent LECs. Specifically, state commissions have approved interconnection agreements in Arkansas (Southwestern Bell), Kentucky (BellSouth; GTE), Louisiana (BellSouth), Mississippi (BellSouth), New Jersey (Bell Atlantic), New York (Bell Atlantic), Tennessee (BellSouth), Vermont (NYNEX (now Bell Atlantic)), and Virginia (Bell Atlantic; Sprint-Centel). In addition, two interconnection agreements have been approved by operation of law in Pennsylvania (Bell Atlantic; GTE).

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

         An investor who acquires as little as ten percent of the Company's outstanding voting securities may have to obtain approval of certain state public utility commissions before acquiring such an interest, because, among other reasons, such ownership might be deemed to constitute an indirect controlling interest in the state Operating Company.

         Several northeastern states have required NYNEX to comply with the Telecommunications Act's requirements for in-region interLATA service as a condition to approval of its merger with Bell Atlantic. Such requirements may serve to expedite NYNEX-Bell Atlantic's entry into this market and may also reduce the incentive these RBOCs now have to negotiate and renegotiate interconnection agreements with the Operating Companies since the existence of such agreements is a prerequisite to such entry.

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

         In some of the areas where the Operating Companies provide service, their Local Partners pay license or franchise fees based on a percent of fiber lease payment revenues. In addition, in areas where the Company does not use facilities constructed by a Local Partner, the Operating Company may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, other companies providing local telecommunications services, particularly the incumbent LECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Operating Company or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC.

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

         All of the fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in the networks, are owned or leased by the applicable Operating Company. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of March 31, 1998, the Company's total telecommunications equipment in service consists of fiber optic telecommunications equipment, fiber optic cable, switches, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

Executive Officers of the Registrant

         The executive officers of the Company are:

Name                                        Age     Position
Executive Officers
John J. Rigas...........................     73     Chairman and Director
James P. Rigas..........................     40     Vice Chairman, Chief Executive Officer and Director
Michael J. Rigas........................     44     Vice Chairman and Director
Timothy J. Rigas........................     42     Vice Chairman, Chief Financial Officer, Treasurer and Director
Daniel R. Milliard......................     50     President, Chief Operating Officer, Secretary and Director
Charles R. Drenning.....................     53     Senior Vice President, Engineering Operations and Director
Paul D. Fajerski........................     49     Senior Vice President, Marketing and Sales and Director
Randolph S. Fowler......................     46     Senior Vice President, Business Development and Regulatory
                                                    Affairs and Director
Other Officers
Edward E. Babcock, Jr...................     35     Vice President, Finance
Thomas W. Cady..........................     43     Vice President, Sales and Marketing
Theodore A. Huf.........................     56     Vice President, Engineering
John D. Lasater.........................     45     Vice President, National Accounts

Executive Officers

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

Other Officers

     Edward E. Babcock, Jr., CPA, is Vice President, Finance of Hyperion. Mr. Babcock joined Adelphia in May 1995 and previously held the position of Director of Financial Administration and Chief Accounting Officer of Adelphia. Prior to joining Adelphia, Mr. Babcock was the Vice President of Finance and Administration of Pure Industries. Before joining Pure Industries, Mr. Babcock spent eight years with the Pittsburgh office of Deloitte & Touche LLP. Mr. Babcock received his B.S. degree in Accounting from The Pennsylvania State University in 1984.

     Thomas W. Cady, Vice President of Sales and Marketing, joined Hyperion in March 1998. His responsibilities include the development of marketing and sales programs for all of Hyperion's end user products and services. Prior to joining Hyperion, Mr.Cady spent seven years with Xerox, five years with IBM/ROLM and two years with Sprint/Telenet in a variety of sales, marketing and management positions. Most recently, Mr. Cady held the position of Senior Vice President of Marketing and Business Development for Cadmus Communications. Mr. Cady graduated from Virginia Tech with a B.S. in Business Administration in 1977, and received an MBA from the University of Richmond in 1984.

     Theodore A. Huf, has served as Vice President of Engineering since March 1998, with responsibilities for both network and switch engineering. Mr. Huf previously served as Director of Operations and Engineering for Hyperion since December 1991, and was responsible for all city operations and network engineering. Prior to joining Hyperion, Mr. Huf worked for Adelphia since 1971 in various engineering and operations management positions.

     John D. Lasater, Vice President of National Accounts, joined Hyperion in January 1998 and is responsible for national account marketing and sales. Mr. Lasater joined MCI in 1991 as Manager of Major Accounts for Nashville, Tennessee. In 1993 he was appointed Executive Manager, National Accounts for MCI, managing the national account sales and marketing organization for Tennessee and Kentucky. Prior to joining MCI, Mr. Lasater held sales and marketing positions with South Central Bell and AT&T Information Systems. Mr. Lasater is a 1975 summa cum laude graduate of Belmont University.

PART II


ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market Information

         The Company's Class A Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Hyperion's NASDAQ-NMS symbol is "HYPT". There was no established public trading market for the Company's Class A Common Stock until the completion of its initial public offering in May 1998.

          As of June 24, 1998, there were 39 holders of record of the Company's Class A Common Stock, par value $0.01 per share and 35 holders of record of the Company's Class B Common Stock, par value $0.01 per share.

Dividends

         The Company has never declared any cash dividends on any of its respective equity securities. Covenants in the indenture pursuant to which the Company's Senior Discount Notes and Senior Secured Notes were issued restrict the ability of the Company to pay cash dividends on its capital stock.

Sales of Unregistered Securities

         On April 1, 1998, the Company issued 58,500 shares of Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with the Company. This issuance was made under the Company's 1996 Long-Term Incentive Compensation Plan, in reliance upon exemptions from registration contained in
Section 4(2) of the Securities Act of 1933, as Amended (the "Act").

         On February 12, 1998, the Company issued a warrant for 731,624 shares of Class A Common Stock to Lenfest Telephony, Inc. ("Lenfest") in exchange for its 50% partnership interest in Hyperion of Harrisburg. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Act. This warrant, which was exercisable for no additional consideration, was exercised by Lenfest on May 15, 1998.

         On May 8, 1998 and June 5, 1998, the Company issued warrants to MCI to purchase in the aggregate 499,146 shares and 8,975 shares, respectively, of Class A Common Stock at $6.15 per share. On May 8, 1998, the Company issued warrants to Adelphia to purchase 200,000 shares of Class A Common Stock at $16.00 per share. All of these warrants were issued in reliance upon the exemption from registration under Section 4(2) of the Act. See Item 1 - Recent Developments.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years in the period ended March 31, 1998 have been derived from the audited consolidated financial statements of the Company and the related notes thereto. These data should be read in conjunction with the consolidated financial statements and related notes thereto for each of the three years in the period ended March 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The balance sheet data as of March 31, 1994, 1995 and 1996 and the statement of operations data and the other Company data with respect to the fiscal years ended March 31, 1994 and 1995 have been derived from audited consolidated financial statements of the Company not included herein.


                                                               Year Ended March 31,
                                           ------------------------------------------------------------
                                               1994        1995        1996          1997       1998
                                           ----------  -----------  -----------  -----------  ---------
 Statement of Operations Data (a):                          (Dollars in thousands)

Revenues                                  $     417    $   1,729    $   3,322    $   5,088    $  13,510


Operating expenses:
Network operations                              330        1,382        2,690        3,432        7,804
Selling, general and administrative           2,045        2,524        3,084        6,780       14,314
Depreciation and amortization                   189          463        1,184        3,945       11,477
                                          ---------    ---------    ---------    ---------    ---------
Operating loss                               (2,147)      (2,640)      (3,636)      (9,069)     (20,085)
Gain on sale of investment                       --           --           --        8,405           --
Interest income                                  17           39          199        5,976       13,304
Interest expense and fees                    (2,164)      (3,321)      (6,088)     (28,377)     (49,334)
Equity in net loss of joint ventures           (528)      (1,799)      (4,292)      (7,223)     (12,967)
Net loss                                     (4,725)      (7,692)     (13,620)     (30,547)     (69,082)
Dividend requirements applicable to
preferred stock                                  --           --           --           --      (12,409)
Net loss applicable to common
stockholders                                 (4,725)      (7,692)     (13,620)     (30,547)     (81,491)
Basic and diluted net loss per weighted
average share of common stock             $   (0.15)   $   (0.24)       (0.42)       (0.89)       (2.33)
Common stock dividends                           --           --           --           --           --

Other Company Data (a):
EBITDA (b)                                $  (1,958)   $  (2,177)   $  (2,452)   $  (5,124)   $  (8,608)
Capital expenditures and Company              8,607       10,376       18,899       79,396      132,889
investments (c)
Cash used in operating activities            (2,121)      (2,130)        (833)      (4,823)      (6,333)
Cash used in investing activities            (8,607)     (10,376)     (18,899)     (72,818)    (266,604)
Cash provided by financing activities        10,609       12,506       19,732      137,455      443,873

                                                                  As of March 31,
                                           ------------------------------------------------------------
                                             1994          1995        1996         1997         1998
                                           ----------  -----------  -----------  -----------  ---------
                                                              (Dollars in thousands)
       Balance Sheet Data (a):
Cash and cash equivalents                 $      --    $      --    $      --    $  59,814    $ 230,750
Total assets                                 14,765       23,212       35,269      174,601      634,893
Long term debt and exchangeable redeemable
preferred stock                              19,968       35,541       50,855      215,675      735,980
Common stock and other stockholders' equity
(deficiency)                                 (6,011)     (13,703)     (27,323)     (50,254)    (118,991)


(a) The data presented represents financial information for the Company and its consolidated subsidiaries. As of March 31, 1998, 10 of the Company's networks were owned by joint ventures in which it owned an interest of 50% or less, and for which the Company reports its interest pursuant to the equity method of accounting consistent with generally accepted accounting principles.
(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ( "EBITDA ") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.

(c) For the fiscal years ended March 31, 1994, 1995, 1996 1997 and 1998 the Company's capital expenditures (including capital expenditures relating to its wholly owned Operating Companies) were $3.1, $2.9, $6.1, $24.6, and $68.6 million, respectively, and the Company's investments in its less than wholly owned Operating Companies were $5.5, $7.5, $12.8, $34.8, and $64.3 million, respectively, for the same periods. Furthermore, during the fiscal year ended March 31, 1997, the Company invested $20.0 million in fiber assets and a senior secured note.

Supplemental Proportionate Share Operating Company Financial and Operating Data

     The following supplemental unaudited financial results and network operating data of Hyperion and its Operating Companies is derived from Company information. All financial results are presented on a proportionate share basis (see note (a) below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Supplementary Operating Company Financial Analysis." The Company reports its interest in its 50% or less owned networks pursuant to the equity method of accounting consistent with generally accepted accounting principles. As a result, the financial information set forth below is not indicative of the Company's overall financial position or results of operations.

OPERATING COMPANY PROPORTIONATE SHARE FINANCIAL DATA
(unaudited)(a):

                                                                              Fiscal Year Ended March 31,
                                                                      ---------------------------------------
                                                                           1996          1997         1998
                                                                      -----------    -----------  -----------
                                                                                (Dollars in thousands)

Operating Revenue                                                     $     4,149    $     7,760  $    17,498

Direct operating expenses                                                   3,081          4,494        9,119
                                                                      -----------    -----------  -----------
Gross margin                                                                1,068          3,266        8,379

Selling, general and administrative expenses                                5,369         11,003       23,664
Depreciation and amortization expense                                       4,545         10,829       22,434
                                                                      -----------    -----------  -----------

Operating loss                                                             (8,846)       (18,566)     (37,719)
Interest income                                                               286          6,005       13,313
Interest expense                                                           (7,362)       (30,428)     (53,012)
Other (expense) income                                                       (160)         8,706           10
                                                                      -----------    -----------  -----------
Net loss                                                                  (16,082)       (34,283)     (77,408)
Dividend requirements applicable to preferred stock                            --             --      (12,409)
                                                                      -----------    -----------  -----------

Net loss applicable to common stockholders                            $   (16,082)   $   (34,283) $   (89,817)
                                                                      ===========    ===========  ===========

Basic and diluted net loss per weighted average share
of common stock                                                       $     (0.49)   $     (1.00) $     (2.57)
                                                                      ===========    ===========  ===========
Weighted average shares of common stock outstanding (in thousands)         32,500         34,421       34,986
                                                                      ===========    ===========  ===========
Other Operating Data:
EBITDA (b)                                                            $    (4,301)   $    (7,737) $   (15,285)
Capital Expenditures                                                  $    30,581    $    99,751  $   137,901


                                                                                    As of March 31,
                                                                            1996         1997          1998
                                                                      -------------  -----------  -----------
                                                                                 (Dollars in thousands)
Asset and Liability Data:
Gross property, plant & equipment (c)                                 $    61,209    $   145,522  $   336,473
Capital lease obligations (d)                                              11,076         32,646       49,691


Other Network Data:
Networks (e)                                                                   17             21           22
Cities served (f)                                                              19             33           46
Route miles (f)                                                             2,210          3,461        5,363
Fiber miles (f)                                                           106,080        166,131      249,672
Buildings connected                                                           822          1,270        1,909
LEC central offices collocated                                                 44            104          113
Access lines sold                                                               0          7,000       41,500
Access lines installed                                                          0          1,450       23,200
Switches installed (g)                                                          5              7           17
Employees (h)                                                                 155            261          571






(a) Unless otherwise stated, the proportionate share financial data presented represents the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of March 31, 1998. All historical results of operations are presented as if Hyperion's current ownership percentage of its Operating Companies were in place during the entire period presented. While this presentation format is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations. Network Data is derived from the Operating Companies' records and presents information for the Company's networks, but does not include information for the South Florida Partnership in which the Company sold its investment during fiscal 1997.
(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(c) Represents proportionate share property, plant and equipment (before accumulated depreciation) of the networks, the NOCC and the Company based upon Hyperion's ownership percentage as of March 31, 1998 in the Operating Companies.
(d) Represents fiber lease financings with the respective Local Partners for each network and other capital leases.
(e) Includes networks under construction.
(f) Data as of March 31, 1996 and 1997 excludes networks under construction. Data as of March 31, 1998 includes networks under construction.
(g) Represents Lucent 5ESS switches or remote switch modules which deliver full switch functionality. (h) Employees includes employees of both the Operating Companies and the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent LECs in its markets. Since its inception in October 1991 through March 31, 1998, the Company experienced substantial growth, building from its original two partnerships covering two networks to 20 Operating Companies and 22 networks. At March 31, 1998, 18 of these 22 networks were operational. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users and resellers, including IXCs and ISPs. The Company believes that its strategy of utilizing Local Partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

         As of March 31, 1998, the Company's Operating Companies were made up of ten wholly owned subsidiaries (through which the Company has an interest in 11 networks), one majority-owned company and 9 joint ventures (through which the Company has an interest in 10 networks) where the Company owns 50% or less of the aggregate equity interests in such Operating Companies. Results of majority-owned subsidiaries are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's Consolidated Financial Statements utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies are carried at cost and are subsequently adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital contributions to the Operating Companies and distributions from the Operating Companies to the Company. The Company is responsible for the design, construction, management and operation of the networks owned by all of the Operating Companies and receives management fees from the Operating Companies for its management and network monitoring services. Management fees, which are generally based on the Company's costs of providing such services, are determined by Local Partner Agreements and vary depending upon the market. Management fees from non-consolidated subsidiaries are accounted for as revenues of the Company.

         Since its inception, the Company, in conjunction with its Local Partners, has made substantial investments in designing, constructing and enhancing the Operating Companies' fiber optic networks. As of March 31, 1998, the Company's networks had approximately 5,363 route miles, approximately 249,672 fiber miles and were connected to approximately 1,909 buildings in 18 operating networks. As of March 31, 1998, the Operating Companies had installed 17 switches or remote modules, all of which were operational at March 31, 1998. The Company expects to offer switched services in all of its markets during 1998. The Company's NOCC in Coudersport, Pennsylvania provides for remote control, monitoring and diagnosis of all Operating Company networks. Funding for the development of the Operating Companies has come from investments by the Company and the Local Partners as well as from Fiber Lease Financings which enable the Company to finance the building of fiber optic plant through long-term leases. Due to savings achieved in the construction of fiber optic networks by working with Local Partners, the Company believes that building a comparable level of network infrastructure without Local Partners would have required a substantially greater level of capital investment.

         In the markets where the Company's Existing Networks are currently operating or are under construction, the Company believes it has an addressable market of approximately $13.3 billion annually, substantially all of which is currently provided by the incumbent LECs. This addressable market estimate does not include the market for enhanced data services, wireless resale, internet access or long distance services, which the Company has the ability to enter at its option.

         Over the next eighteen months, the Company plans to complete the development and construction of 14 new networks serving 29 additional cities (the "New Networks") through a continuation of partnerships with Local Partners and the construction of its own networks, generally utilizing established rights of way of local electric utility providers. These New Networks will generally expand the Company's regionally focused clustering strategy and will, in certain cases, further facilitate the regional interconnection of its markets. Management believes that with the addition of these New Networks, its addressable market opportunity will be approximately $26.0 billion annually.

Results of Operations

Fiscal 1998 in comparison with Fiscal 1997

         Revenues increased 166% to $13.5 million for the fiscal year ended March 31, 1998 ("Fiscal 1998") from $5.1 million in the prior fiscal year. Growth in revenues of $8.4 million resulted primarily from majority and wholly-owned Operating Companies' revenues which increased approximately $6.8 million as compared to the prior fiscal year due to increases in the customer base and the impact of consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies. Management fees for non-consolidated Operating Companies increased $1.6 million over the prior fiscal year due to a full year of operations in Philadelphia and the commencement of operations in the markets served in partnership with Entergy.

         Network operations expense increased 127% to $7.8 million in Fiscal 1998 from $3.4 million in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, the increased number and size of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the impact of consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies.

         Selling, general and administrative expense increased 111% to $14.3 million in Fiscal 1998 from $6.8 million in the prior fiscal year. The increase was due to an increase in the sales force required to support the existing networks, corporate and NOCC overhead cost increases to accommodate the growth in the number and size of the Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies.

         Depreciation and amortization expense increased 191% to $11.5 million during Fiscal 1998 from $3.9 million in the prior fiscal year primarily as a result of increased depreciation resulting from higher capital expenditures at the NOCC and the consolidated Operating Companies and the amortization of costs incurred in connection with the issuance of the 12 1/4% Senior Secured Notes.

          Gain on sale of investment for Fiscal 1997 was due to the sale of the Company's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group Inc. on May 16, 1996 for an aggregate sale price of approximately $11.6 million. This sale resulted in a gain of $8.4 million. No such sale occurred during Fiscal 1998.

          Interest income for Fiscal 1998 increased to $13.3 million from $6.0 million in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 12 1/4% Senior Secured Notes and the 12 7/8% Senior Exchangeable Redeemable Preferred Stock.

         Interest expense and fees increased 74% to $49.3 million during Fiscal 1998 from $28.4 million in the prior fiscal year. The increase was attributable to incremental non-cash interest expense associated with the 13% Senior Discount Notes and interest expense associated with the 12 1/4% Senior Secured Notes.

         Equity in net loss of joint ventures increased by 80% to $13.0 million during Fiscal 1998 from $7.2 million in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the nonconsolidated Operating Companies for Fiscal 1998 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the nonconsolidated Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of nonconsolidated networks paying management fees to the Company decreased from 12 at March 31, 1997 to 8 at March 31, 1998. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $4.8 million for Fiscal 1998, an increase of approximately $1.6 million over the prior fiscal year. The nonconsolidated networks' net losses, including networks under construction, for Fiscal 1998 aggregated approximately $19.9 million.

         Dividend requirements applicable to preferred stock during the year ended March 31, 1998 resulted from the 12 7/8% Senior Exchangeable Redeemable Preferred Stock issued in October 1997.

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

         Selling, general and administrative expense increased 120% to $6.8 million in Fiscal 1997 from $3.1 million in the prior fiscal year. Approximately $0.8 million of the $3.7 million increase was due to an increase in the amount of allocated costs from Adelphia. These costs include charges for office space, senior management support and shared services such as finance activities, information systems, computer services, investor relation activities, payroll and taxation. Such costs were estimated by Adelphia and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own. In addition, $0.7 million of the increase was due to a write off of costs in connection with the postponement of the Company's contemplated initial public offering in November 1996. The remainder of the increase was due to increased administrative and sales and marketing efforts as well as corporate and NOCC overhead cost increases due to growth in the number of Operating Companies managed and monitored by the Company.

         Depreciation and amortization expense increased 233% to $3.9 million during Fiscal 1997 from $1.2 million in the prior fiscal year primarily as a result of the amortization of costs incurred in connection with the issuance of the 13% Senior Discount Notes and increased depreciation resulting from higher capital expenditures at the NOCC and the majority and wholly owned Operating Companies.

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

         Equity in net loss of joint ventures increased by 68% to $7.2 million during Fiscal 1997 from $4.3 million in the prior fiscal year as more nonconsolidated Operating Companies began operations. The net losses of the nonconsolidated Operating Companies for Fiscal 1997 were primarily the result of revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the nonconsolidated Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of nonconsolidated networks paying management fees to the Company increased from 11 at March 31, 1996 to 12 at March 31, 1997. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3.2 million for Fiscal 1997, an increase of approximately $0.8 million over the prior fiscal year. The nonconsolidated networks' net losses, including networks under construction, for Fiscal 1997 aggregated approximately $17.1 million.

Supplementary Proportionate Share Operating Company Financial Analysis

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

         In order to provide an additional measure of the growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on a proportionate share presentation basis. Proportionate share presentation reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies at Hyperion's current ownership percentage as of March 31, 1998. All historical results of operations are presented as if Hyperion's current ownership percentage as of March 31, 1998 of its Operating Companies were in place during the entire period presented. While this presentation format is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period. This financial information, however, is not indicative of the Company's overall financial position or results of operations.

         For the Fiscal 1998, proportionate revenue increased 125% to $17.5 million as compared to $7.8 million in the prior fiscal year. The increase in revenues for the fiscal year resulted primarily from increases in the customer base, five new markets becoming operational during fiscal 1998 and the commencement of switched services in the current fiscal year. During Fiscal 1998, the Company successfully launched switched services in 13 of its markets, bringing the total number of markets offering switched services to 17 at the end of Fiscal 1998. During Fiscal 1998, the Operating Companies sold 34,500 additional access lines, bringing total sales to 41,500 access lines as of March 31, 1998.

         Fiscal 1998 proportionate EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures) loss was $15.3 million as compared to $7.7 million for the prior fiscal year. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. The increase in proportionate EBITDA loss for Fiscal 1998 was due primarily to increased selling, general, and administrative expenses as a result of the ramp up in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers. As of March 31, 1998, the Company had a direct sales force of 128 professionals focused on selling the Company's portfolio of service offerings, up from approximately 35 sales professionals one year ago.

         Fiscal 1998 proportionate net loss applicable to common stockholders was $89.8 million as compared to $34.3 million for the prior fiscal year. The increase in proportionate net loss applicable to common stockholders for Fiscal 1998 was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization and increased interest expense and preferred stock dividends associated with the Company's financing activities. Also, in Fiscal 1997 the Company recognized a one time gain of approximately $8.4 million associated with the sale of its partnership interest in a network in South Florida.

         During Fiscal 1998, the Company and its Operating Companies invested $176.4 million in capital expenditures, of which Hyperion's proportionate share was $137.9 million. As of March 31, 1998, total gross property plant and equipment of the Company and its Operating Companies was $441.7 million, of which Hyperion's proportionate share is $336.5 million.


 Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $6.1 million, $24.6 million and $68.6 million for Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively. Further, investments made by the Company in the its nonconsolidated Operating Companies, the South Florida Partnership and the partnerships included in the Rollups were $12.8 million, $34.8 million and $64.3 million in Fiscal 1996, Fiscal 1997 and Fiscal 1998, respectively. Also, during Fiscal 1997, the Company invested $20.0 million in fiber assets and a senior secured note in furtherance of its strategy to interconnect its networks in the northeastern United States. The Company expects that it will continue to have substantial capital and investment requirements. The Company also expects to have to continue to fund operating losses as the Company develops and grows its business.

         On September 12, 1997 and February 12, 1998, the Company consummated the Rollups with various of its Local Partners, thereby increasing the Company's ownership interest in seven of its networks to 100% for an aggregate cash purchase price of $52 million and certain other consideration. As a result of these transactions, the Company's weighted average ownership in its networks, based upon gross property plant and equipment, increased to 77% as of March 31, 1998. These transactions are consistent with the Company's goal to own at least a 50% interest in each of its Operating Companies and to dispose of its interests in those in which acquiring a controlling interest is not economically attractive. The Company may consider similar transactions from time to time in its other markets.

         During Fiscal 1998, the Company issued $250 million aggregate principal amount of 12 1/4% Senior Secured Notes due 2004 and $200 million aggregate liquidation preference 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. In addition, during May 1998, the Company successfully completed the IPO. (See Item 1 -- Recent Developments and Item 8 -- Notes 1 and 5 to the Consolidated Financial Statements.)

         The Company has experienced substantial negative operating cash flow since its inception. A combination of operating losses, the substantial capital investments required to build the Company's wholly owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow. For the fiscal years ended March 31, 1996, 1997 and 1998 cash used in operating activities totaled $0.8 million, $4.8 million, and $6.3 million respectively, cash used in investing activities totaled $18.9 million, $72.8 million and $266.6 million respectively, and cash provided by financing activities totaled $19.7 million, $137.5 million and $443.9 million respectively. Prior to April 15, 1996, funding of the Company's cash flow deficiency was principally accomplished through additional borrowings from Adelphia. Prior to April 15, 1996, interest and fees on this unsecured credit facility were based upon the weighted average cost of unsecured borrowings of Adelphia. The average interest rate charged for all periods was 11.3% through April 15, 1996 (excluding fees charged which were based on the amount borrowed) and 16.5% for the period since April 16, 1996.

         The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Existing Networks, (iii) the design, construction and development of additional networks, including the New Networks and (iv) the acquisition of additional ownership interests in Existing Networks or New Networks. The Company estimates that it will require approximately $420 million to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and investments in its existing and its planned new Operating Companies through the end of 2000. Expansion of the Company's networks will include the geographic expansion of the Company's Existing Networks and the construction of New Networks over the next eighteen months. The Company expects to build these New Networks in additional markets, which in some cases will include additional partnerships with utility partners. Also, in the future, the Company may increase its ownership interests in Existing Networks. The Company currently expects that the net proceeds from the IPO, together with its existing cash balance and internally generated funds balance, will be sufficient to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Companies through mid-2000. In addition to the foregoing, the Company will use funds for the purchase of LMDS spectrum in the LMDS Auction and to construct and develop associated facilities. The Company is in the process of defining its plans for utilization of the LMDS Spectrum, which could involve substantial additional funds. There can be no assurance, however, as to the availability of funds from internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the Senior Notes and the Senior Secured Notes and the Certificate of Designation for the Preferred Stock both provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies. In addition, the expectations of required future capital expenditures are based on the Company's current estimate. There can be no assurance that actual expenditures will not significantly exceed current estimates, that the Company will not accelerate its capital expenditures program, or that the application of existing cash and net proceeds from the IPO will not otherwise vary significantly from the Company's plans.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have any effect on the Company's financial statements or disclosures.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred.
Management of the Company has not evaluated the impact of SFAS 133 or SOP 98-5.

Year 2000 Issues

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has recently completed the planning stage of a project that addresses the Year 2000 data processing issues relating to modifications of its mainframe computer applications. Internal and external resources are being used to make the required modifications and perform the necessary tests, all of which is expected to be completed by June 1999. The financial impact of these modifications is not expected to be significant to the Company's financial statements.

         In addition, the Company has begun communicating with others whom it does significant business with to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Impact of Inflation

         The Company does not believe that inflation has had a significant impact on the Company's consolidated operations or on the operations of the Operating Companies over the past three fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and related notes thereto and independent auditors report follow.


                                HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.....................................................................    48
Consolidated Balance Sheets, March 31, 1997 and 1998.............................................    49
Consolidated Statements of Operations, Years Ended March 31, 1996, 1997 and 1998.................    50
Consolidated Statements of Common Stock and Other Stockholders' Equity (Deficiency),
        Years Ended March 31, 1996, 1997 and 1998................................................    51
Consolidated Statements of Cash Flows, Years Ended March 31, 1996, 1997 and 1998.................    52
Notes to Consolidated Financial Statements.......................................................    53

INDEPENDENT AUDITORS' REPORT

Hyperion Telecommunications, Inc.:

         We have audited the accompanying consolidated balance sheets of Hyperion Telecommunications, Inc. and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, of common stock and otherstockholders' equity (deficiency) and of cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperion Telecommunications, Inc. and subsidiaries at March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
June 10, 1998


                                HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                  (Dollars in thousands except per share amounts)

                                                                                      March 31,
                                                                                  1997        1998
                                                                                  ----        ----
ASSETS:
Current assets:
Cash and cash equivalents                                                   $    59,814  $   230,750
Other current assets                                                                768        4,434
                                                                            -----------  -----------
Total current assets                                                             60,582      235,184

U.S. government securities - pledged                                                 --       70,535
Investments                                                                      44,685       50,116
Property, plant and equipment--net                                               53,921      250,633
Other assets--net                                                                15,413       28,425
                                                                            -----------  -----------
Total                                                                       $   174,601  $   634,893
                                                                            ===========  ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
(DEFICIENCY):
Current liabilities:
Accounts payable                                                            $     2,342  $    11,775
Due to affiliates--net                                                            6,081        1,442
Other current liabilities                                                           757        4,687
                                                                            -----------  -----------
Total current liabilities                                                         9,180       17,904

13% Senior Discount Notes due 2003                                              187,173      215,213
12 1/4% Senior Secured Notes due 2004                                                --      250,000
Note payable--Adelphia                                                           25,855       35,876
Other debt                                                                        2,647       27,687
                                                                            -----------  -----------
Total liabilities                                                               224,855      546,680
                                                                            -----------  -----------
12 7/8% Senior Exchangeable Redeemable Preferred Stock                               --      207,204
                                                                            -----------  -----------
Commitments and contingencies (Note 7)

Common stock and other stockholders' equity (deficiency):
Class A Common Stock, $0.01 par value, 300,000,000 shares authorized,
338,000 and 396,500 shares outstanding, respectively                                  3            4
Class B Common Stock, $0.01 par value, 150,000,000 shares authorized and
32,500,000 shares outstanding                                                       325          325
Additional paid in capital                                                          153          179
Class A Common Stock Warrant                                                         --       13,000
Class B Common Stock Warrants                                                    11,087       11,087
Loans to stockholders                                                            (3,000)      (3,000)
Accumulated deficit                                                             (58,822)    (140,586)
                                                                            -----------  -----------
Total common stock and other stockholders' equity (deficiency)                  (50,254)    (118,991)
                                                                            -----------  -----------
Total                                                                       $   174,601  $   634,893
                                                                            ===========  ===========


                         See notes to consolidated financial statements.


                                HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Amounts in thousands except per share amounts)

                                                                             Year Ended March 31,
                                                                        1996         1997       1998
Revenues                                                             $  3,322    $  5,088    $ 13,510
                                                                     --------    --------    --------
Operating expenses:
Network operations                                                      2,690       3,432       7,804
Selling, general and administrative                                     3,084       6,780      14,314
Depreciation and amortization                                           1,184       3,945      11,477
                                                                     --------    --------    --------
Total                                                                   6,958      14,157      33,595
                                                                     --------    --------    --------
Operating loss                                                         (3,636)     (9,069)    (20,085)

Other income (expense):
Gain on sale of investment                                                 --       8,405          --
Interest income                                                           199       5,976      13,304
Interest expense and fees                                              (6,088)    (28,377)    (49,334)
                                                                     --------    --------    --------
Loss before income taxes and equity in net loss of joint ventures      (9,525)    (23,065)    (56,115)
Income tax benefit (expense)                                              197        (259)         --
                                                                     --------    --------    --------
Loss before equity in net loss of joint ventures                       (9,328)    (23,324)    (56,115)
Equity in net loss of joint ventures                                   (4,292)     (7,223)    (12,967)
                                                                     --------    --------    --------
Net loss                                                              (13,620)    (30,547)    (69,082)
Dividend requirements applicable to preferred stock                        --          --     (12,409)
                                                                     --------    --------    --------
Net loss applicable to common stockholders                           $(13,620)   $(30,547)   $(81,491)
                                                                     ========    ========    ========
Basic and diluted net loss per weighted average share of common      $  (0.42)   $  (0.89)   $  (2.33)
                                                                     ========    ========    ========
Weighted average shares of common stock outstanding                    32,500      34,421      34,986
                                                                     ========    ========    ========




                        See notes to consolidated financial statements.






                                HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)

                                  (Dollars in thousands except per share amounts)


                                                                  Class A     Class B
                                Class A     Class B  Additional   Common      Common
                                Common      Common     Paid-in     Stock       Stock      Loans to   Accumulated
                                Stock       Stock      Capital    Warrants    Warrants   Stockholders  Deficit      Total

Balance, March 31, 1995     $      --   $     325   $      --   $      --   $      --   $      --    $ (14,028)   $ (13,703)

Net loss                           --          --          --          --          --          --      (13,620)     (13,620)
                            ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 1996            --         325          --          --          --          --      (27,648)     (27,323)
Proceeds from issuance of
Class B Common stock
Warrants                           --          --          --          --      11,087          --           --       11,087
Loans to stockholders              --          --          --          --          --      (3,000)          --       (3,000)
Excess of purchase price
of acquired assets
over related party
predecessor owner's
carrying value                     --          --          --          --          --          --         (627)        (627)
Issuance of Class A
Common Stock
bonus                               3          --         153          --          --          --           --          156
Net loss                           --          --          --          --          --          --      (30,547)     (30,547)
                            ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 1997             3         325         153          --      11,087      (3,000)     (58,822)     (50,254)
Issuance of Class A
Common Stock
Warrant                            --          --          --      13,000          --          --           --       13,000
Dividend requirements
applicable to preferred
stock                              --          --          --          --          --          --      (12,409)     (12,409)
Other                              --          --          --          --          --          --         (273)        (273)
Issuance of Class A
Common Stock                        1          --          26          --          --          --           --           27
bonus
Net loss                           --          --          --          --          --          --      (69,082)     (69,082)
                            ---------   ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 1998     $       4   $     325   $     179   $  13,000   $  11,087   $  (3,000)   $(140,586)   $(118,991)
                            =========   =========   =========   =========   =========   =========    =========    =========







                         See notes to consolidated financial statements.


                                HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Dollars in thousands)
                                                                          Year Ended March 31,
                                                                     1996          1997          1998
Cash flows from operating activities:
Net loss                                                          $ (13,620)   $ (30,547)   $ (69,082)
                                                                  ---------    ---------    ---------
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                          1,061        2,604        9,038
Amortization                                                            123        1,341        2,439
Equity in net loss of joint ventures                                  4,292        7,223       12,967
Non-cash interest expense                                             6,088       23,467       34,038
Deferred income taxes                                                  (206)         257           --
Gain on sale of investment                                               --       (8,405)          --
Issuance of Class A Common Stock bonus                                   --          156           27
Changes in operating assets and liabilities, net of effects
of acquisitions:
Other assets--net                                                      (227)        (624)      (5,302)
Accounts payable and other liabilities - net                          1,656         (295)       9,542
                                                                  ---------    ---------    ---------
Net cash used in operating activities                                  (833)      (4,823)      (6,333)
                                                                  ---------    ---------    ---------

Cash flows from investing activities:
Net cash used for acquisitions                                           --       (5,040)     (65,968)
Expenditures for property, plant and equipment                       (6,084)     (24,627)     (68,629)
Investment in fiber asset and senior secured note                        --      (20,000)          --
Proceeds from sale of investment                                         --       11,618           --
Investments in joint ventures                                       (12,815)     (34,769)     (64,260)
Investments in U.S. government securities - pledged                      --           --      (83,400)
Sale of U.S. government securities - pledged                             --           --       15,653
                                                                  ---------    ---------    ---------
Net cash used in investing activities                               (18,899)     (72,818)    (266,604)
                                                                  ---------    ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of preferred stock                                --           --      194,522
Proceeds from sale and leaseback of equipment                            --           --       14,876
Proceeds from debt                                                       --      163,705      250,000
Repayments of debt                                                       --           --       (2,326)
Proceeds from issuance of Class B Common Stock warrants                  --       11,087           --
Costs associated with debt financing                                     --       (6,555)     (12,664)
Loans to stockholders                                                    --       (3,000)          --
Borrowings on (repayment of) note payable--Adelphia                   9,226      (25,000)          --
Advances from (to) affiliates                                        10,506       (2,782)        (535)
                                                                  ---------    ---------    ---------
Net cash provided by financing activities                            19,732      137,455      443,873
                                                                  ---------    ---------    ---------
Net increase in cash and cash equivalents                                --       59,814      170,936
Cash and cash equivalents, beginning of year                             --           --       59,814
                                                                  ---------    ---------    ---------
Cash and cash equivalents, end of year                            $      --    $  59,814    $ 230,750
                                                                  =========    =========    =========


                                      See notes to consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
                   1998 (Dollars in thousands except per share
                                    amounts)

(1)  The Company and Summary of Significant Accounting Policies

Organization and Business

         The consolidated financial statements include the accounts of Hyperion Telecommunications, Inc. and its wholly and majority owned subsidiaries ("Hyperion" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company was formed in 1991 and based on outstanding common stock as of March 31, 1998, was an 88% owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The remaining 12% outstanding on March 31, 1998 was owned by certain key Company officers.

         On May 8, 1998, the Company issued and sold 12,500,000 shares of Class A Common Stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, the Company issued and sold an additional 3,324,001 shares of Class A Common Stock to Adelphia at a purchase price of $15.00 per share (or an aggregate of approximately $49,900). In addition, at such closing, the Company issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54,600). In addition, on June 5, 1998, the Company issued and sold 350,000 shares of Class A Common Stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. Subsequent to the IPO and related transactions, Adelphia owns approximately 66% of the Hyperion outstanding common stock and approximately 85% of the total voting power.

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

U.S. Government Securities - Pledged

         U.S. Government Securities - Pledged consist of highly liquid investments which will be used to pay the first six semi-annual interest payments of the 12 1/4% Senior Secured Notes. Such investments are classified as held-to-maturity and the carrying value approximates market value.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost less accumulated depreciation. Costs capitalized include amounts directly associated with network engineering, design and construction.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         Provision for depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets beginning in the month the asset is available for use or is acquired.

         The estimated useful lives of the Company's principal classes of property, plant and equipment are as follows:

      Telecommunications networks                  10-20.years
      Network monitoring and switching equipment    5-10 years
      Other                                         3-10.years

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

Significant Customers

         During Fiscal 1998, sales to Hyperion's two largest customers, AT&T and MCI, represented 18.3% and 14.5% of total revenues, respectively.

Net Loss Per Weighted Average Share of Common Stock

         The computation of basic net loss per weighted average share of common stock is based upon the weighted average number of common shares and warrants outstanding during the year. Diluted net loss per common share is equal to basic net loss per common share because the MCI Warrant discussed in Note 6 had an antidilutive effect for the periods presented; however, the MCI Warrant could have a dilutive effort on earnings per share in future periods. A warrant to purchase 731,624 shares of Class A Common Stock and Class B Common Stock Warrants to purchase 1,993,638 shares of Class B Common Stock have been included as shares outstanding for purposes of the calculation of both basic and diluted loss per share. All references in the accompanying consolidated financial statements to the number of shares of common stock have been retroactively restated to reflect the stock split (See Note 6).

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

Other Assets

         Costs incurred in developing new networks or expanding existing networks, including network design, negotiating rights-of-way and obtaining legal/regulatory authorizations are deferred and amortized over five years. Pre-operating costs, included in other assets, represent certain nondevelopment costs incurred during the pre-operating phase of a newly constructed network and are amortized over five-year periods commencing with the start of operations. Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs at March 31, 1997 and 1998 were $6,033 and $16,566, respectively. Also included in other assets at March 31, 1997 and 1998 is a Senior Secured Note (See Note 3).

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

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

         The Company's financial instruments include cash and cash equivalents, Note payable--Adelphia, Senior Secured Notes, Senior Discount Notes and Redeemable Preferred Stock. The carrying value of the Note payable--Adelphia approximated its fair value at March 31, 1997. The fair value of the Note payable - Adelphia exceeded the carrying value by $11,443 at March 31, 1998. The fair value of the Senior Secured Notes exceeded carrying value by approximately $31,250 at March 31, 1998. The fair value of the Redeemable Preferred Stock exceeded the carrying value by approximately $15,688 at March 31, 1998. The fair value of the Senior Discount Notes exceeded the carrying value by approximately $3,647 and $35,649 at March 31, 1997 and 1998, respectively. The fair value of the Note payable--Adelphia was estimated based upon the terms in comparison with other similar instruments. The fair value of the Senior Discount Notes, the Senior Secured Notes and the Redeemable Preferred Stock were based upon quoted market prices.

Non-cash Financing and Investing Activities

          Capital leases entered into during the fiscal year ended March 31, 1998 totaled $24,500 (See Note 5). Dividend requirements applicable to preferred stock were satisfied by the issuance of an additional 6,860 shares of such preferred stock in January 1998 (See Note 5). See Note 4 for discussion of non-cash investing activities.

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have any effect on the Company's financial statements or disclosures.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)



         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred.
Management of the Company has not evaluated the impact of SFAS 133 or SOP 98-5.

Reclassification

         For the fiscal years ended March 31, 1996 and 1997, certain amounts have been reclassified to conform with the March 31, 1998 presentation.

(2)  Property, Plant and Equipment

         Property, plant and equipment consists of the following:
                                                     March 31,
                                                 1997         1998
Telecommunications networks                  $  12,236    $  50,421
Network monitoring and switching equipment      19,301      130,283
Fiber asset under construction (Note 3)         11,500       11,500
Construction in process                         14,978       66,075
Other
                                                 1,131        6,605
                                                59,146      264,884
Less accumulated depreciation                   (5,225)     (14,251)
Total                                        $  53,921    $ 250,633

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

         During Fiscal 1998, construction of the fiber has continued and no repayments have been received on the Senior Secured Note. On April 16, 1998, the Senior Secured Note was amended to mature on January 20, 1999.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

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

         The Company's nonconsolidated investments are as follows:
                                                     Ownership               March 31,
                                                     Percentage           1997      1998

MediaOne Fiber Technologies (Jacksonville)               20.0%       $   7,330  $  7,979
Multimedia Hyperion Telecommunications (Wichita)         49.9%           3,306     3,900
Louisville Lightwave                                    100.0%(1)        4,683        --
NewChannels Hyperion Telecommunications (Albany)          ---%(2)          924        --
NewChannels Hyperion Telecommunications (Binghamton)      ---%(2)          504        --
NHT Partnership (Buffalo)                               100.0%(1)(3)     4,717        --
NewChannels Hyperion Telecommunications (Syracuse)      100.0%(4)        4,215        --
Hyperion of Harrisburg                                  100.0%(1)        5,246        --
MediaOne of Virginia (Richmond)                          37.0%           7,018     7,212
New Jersey Fiber Technologies (New Brunswick)           100.0%(1)        3,340        --
PECO-Hyperion (Philadelphia)                             50.0%          10,750    21,150
PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)    50.0%              --     1,750
Lexington Lightwave                                     100.0%           2,311        --
Hyperion of York                                         50.0%           1,402     3,500
Entergy Hyperion Telecommunications of Louisiana         50.0%              --     3,000
Entergy Hyperion Telecommunications of Mississippi       50.0%              --     3,275
Entergy Hyperion Telecommunications of Arkansas          50.0%              --     3,550
Baker Creek Communications                               49.9%(5)           --    10,009
Other                                                   Various            949     1,323
                                                                     ---------  --------
                                                                        56,695    66,648
Cumulative equity in net losses                                        (12,010)  (16,532)
                                                                     ---------  --------
Total Investments                                                    $  44,685  $ 50,116
                                                                     =========  ========


 (1) As discussed below, the Company consummated agreements on Feburary 12, 1998 which increased its ownership to 100% in these networks.
 (2) As discussed below, the Company consummated an agreement effective September 12, 1997 which eliminated its interest in these networks. The previous ownership percentages in the Albany and Binghamton networks were 50% and 20% respectively.
 (3) As discussed below, the Company consummated an agreement which increased its ownership in the Buffalo network to 60% from 40% and accordingly has consolidated this investment effective September 12, 1997.
 (4) As discussed below, the Company consummated an agreement which increased its ownership in the Syracuse network to 100% from 50% and accordingly has consolidated this investment effective September 12, 1997.
 (5) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder at a net cost of $25,600 for 232 31-GHz licenses, which cover approximately 38% of the nation's population - in excess of 90 million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, and is committed to provide further funding to consummate such purchase upon the granting of such licenses by the FCC.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         Summarized unaudited combined financial information for the Company's investments accounted for using the equity method of accounting, excluding the entities involved in the acquisition of the Company's partners' interests in the Louisville, Buffalo, Syracuse, Harrisburg, New Jersey and Lexington networks and the elimination of the Company's interest in the Albany and Binghamton networks described below as of and for the periods presented, is as follows:

                                                March 31,
                                           1997          1998

      Current assets                    $  3,442    $   7,476
      PP&E-net                            95,372      153,495
      Non-current assets                   1,851       13,454
      Current liabilities                  3,668       13,422
      Non-current liabilities             30,584       58,004

                                         Year Ended March 31,
                                     1996        1997        1998

      Revenues                   $   3,279   $  7,251   $   11,999
      Net loss                      (4,238)    (9,881)     (19,923)

         On May 16, 1996, the Company sold its 15.7% interest in TCG of South Florida for approximately $11,618 resulting in a pre-tax gain of $8,405. Amounts related to TCG of South Florida included in the Company's equity in net loss of joint ventures for the years ended March 31, 1996 and 1997 were $778 and $221, respectively.

         On August 1, 1996, the Company purchased additional general and limited partnership interests in Hyperion of Tennessee for approximately $5,000, which increased the Company's ownership of Hyperion of Tennessee to 95%.

         On September 12, 1997, the Company consummated an agreement with Time Warner Entertainment - Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, the Company paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN.

         On February 12, 1998, the Company purchased additional partnership interests in Louisville Lightwave (Louisville and Lexington), NHT Partnership (Buffalo), New Jersey Fiber Technologies and Hyperion of Harrisburg. As a result, the Company's ownership in these networks increased to 100%. The aggregate purchase price was comprised of approximately $45,000 in cash and a warrant for 731,624 shares of the Company's Class A Common Stock. (See Note 6.) In addition, Hyperion paid certain amounts related to fiber lease financings upon consummation of the purchase of the additional partnership interests.

         All of the acquisitions described above were accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the Company's consolidated financial statements from the date acquired.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         The following unaudited financial information of the Company assumes that the August 1, 1996, September 12, 1997 and February 12, 1998 transactions had occurred on April 1, 1995.

                                                    Year Ended March 31,
                                                1996       1997       1998

Revenues                                     $  5,701   $  8,495   $ 17,919
Net loss                                      (20,579)   (38,744)   (80,004)
Net loss applicable to common stockholders (20,579) (38,744) (92,413) Net loss per weighted average share
  of common stock                               (0.62)     (1.10)     (2.59)

         On December 1, 1997, the Company announced that it had entered into a partnership agreement with Allegheny Energy to provide CLEC services. Allegheny Energy has agreed to construct fiber optic networks for the Company through one of its affiliates which will partner with the Company in most, if not all, of the contemplated networks. Allegheny Energy is an investor owned utility providing electricity in portions of Maryland, Ohio, Pennsylvania, Virginia and West Virginia.

(5)   Financing Arrangements

Note payable - Adelphia

         The Company has an unsecured credit arrangement with Adelphia which had no repayment terms prior to April 15, 1996. On April 15, 1996, $25,000 of the proceeds from the sale of the 13% Senior Discount Notes (the "Senior Discount Notes") and Class B Common Stock Warrants discussed below were used to repay a portion of this obligation. Interest expense and fees on this credit arrangement were based upon the weighted average cost of unsecured borrowings of Adelphia during the corresponding periods. Interest at 11.28% per annum plus fees was charged on the Note payable-Adelphia for the years ended March 31, 1995 and 1996. The total amount of interest converted to note principal through April 15, 1996 was $9,007.

         Effective April 15, 1996, the remaining balance due on the Note payable-Adelphia is evidenced by an unsecured subordinated note due April 16, 2003. This obligation bears interest at 16.5% per annum with interest payable quarterly in cash; by issuing additional subordinated notes; or a combination of cash and additional subordinated notes, all of which is at the Company's option. Interest accrued through March 31, 1998 on the amount outstanding to Adelphia totaled $10,020 and is included in due to affiliates--net. On May 8, 1998, the Note payable - Adelphia and all accrued interest was converted into shares of Class A Common Stock simultaneously with the closing of the IPO (See Note 1).

13% Senior Discount Notes and Class B Common Stock Warrants

         On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 1,993,638 shares of its Class B Common Stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Such net proceeds were used to pay $25,000 of the Note payable--Adelphia discussed above, to make loans of $3,000 to certain key Company officers (see
Note 6) and to fund the Company's capital expenditures, working capital requirements, operating losses and its pro-rata investments in joint ventures. Use of proceeds from the Senior Discount Notes also included the repayment of amounts related to capital expenditures, working capital requirements, operating losses and pro-rata investments in joint ventures totaling $12,800 incurred during the period from January 1, 1996 to April 15, 1996. These amounts had

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

been funded during the same time period through advances from Adelphia.

         Prior to April 15, 2001, interest on the Senior Discount Notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The Senior Discount Notes are unsecured and are senior to the Note payable--Adelphia and all future subordinated indebtedness. On or before April 15, 1999 and subject to certain restrictions, the Company may redeem, at its option, up to 25% of the aggregate principal amount of the Senior Discount Notes at a price of 113% of the Accreted Value (as defined in the Indenture). On or after April 15, 2001, the Company may redeem, at its option, all or a portion of the Senior Discount Notes at 106.5% which declines to par in 2002, plus accrued interest.

         The holders of the Senior Discount Notes may put the Senior Discount Notes to the Company at any time at a price of 101% of accreted principal upon the occurrence of a Change of Control (as defined in the Indenture). In addition, the Company will be required to offer to purchase Senior Discount Notes at a price of 100% with the proceeds of certain asset sales (as defined in the Indenture).

         The Indenture stipulates, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity interests or subordinated debt, sale--leaseback transactions, liens, transactions with affiliates, sales of Company assets, mergers and consolidations.

         The Class B Common Stock Warrants are exercisable at $0.00308 per share, upon the earlier of May 1, 1997 or a Change of Control. Unless exercised, the Class B Common Stock Warrants expire on April 1, 2001. The number of shares and the exercise price for which a warrant is exercisable are subject to adjustment under certain circumstances. As of March 31, 1998, no warrants have been exercised.

         If the Senior Discount Notes had been issued on April 1, 1995, interest expense would have been approximately $27,796 for the year ended March 31, 1996.

12 1/4% Senior Secured Notes

         On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes"). The Senior Secured Notes are collateralized through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the proceeds to the Company of approximately $244,000, net of commission and other transaction costs, $83,400 was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture. The remainder of such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

     Interest is payable semi-annually commencing March 1, 1998. The Senior Secured notes rank pari passu in right of payment with all existing and future senior Indebtedness (as defined in the Indenture) of the Company and will rank senior in right of payment to future subordinated Indebtedness of the Company. On or before September 1, 2000 and subject to certain restrictions, the Company may redeem, at its option, up to 25% of the aggregate principal amount of the Senior Secured Notes at a price of 112.25% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after September 1, 2001, the Company may redeem, at its option, all or a portion

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

of the Senior Secured Notes at 106.125% of principal which declines to par in 2003, plus accrued interest.

         The holders of the Senior Secured Notes may put them to the Company at any time at a price of 101% of principal upon the occurrence of a Change of Control (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowing, payment of dividends and other distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

         If the Senior Secured Notes had been issued on April 1, 1996, interest expense would have been approximately $59,002 and $61,754 for the years ended March 31, 1997 and 1998, respectively.

12 7/8% Senior Exchangeable Redeemable Preferred Stock

         On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 (the "Preferred Stock"). Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,500. Such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

         Dividends are payable quarterly commencing January 15, 1998 at 12 7/8% of the liquidation preference of outstanding Preferred Stock. Through October 15, 2002, dividends are payable in cash or additional shares of Preferred Stock at the Company's option. Subsequent to October 15, 2002, dividends are payable in cash. The Preferred Stock ranks junior in right of payment to all indebtedness and other obligations of the Company, its subsidiaries and joint ventures. On or before October 15, 2000, and subject to certain restrictions, the Company may redeem, at its option, up to 35% of the initial aggregate liquidation preference of the Preferred Stock originally issued with the net cash proceeds of one or more Qualified Equity Offerings (as defined in the Certificate of Designation) at a redemption price equal to 112.875% of the liquidation preference per share of the Preferred Stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption; provided that, after any such redemption, there are remaining outstanding shares of Preferred Stock having an aggregate liquidation preference of at least 65% of the initial aggregate liquidation preference of the Preferred Stock originally issued. On or after October 15, 2002, the Company may redeem, at its option, all or a portion of the Preferred Stock at 106.438% of the liquidation preference thereof declining to 100% of the liquidation preference in 2005, plus accrued interest. The Company is required to redeem all of the shares of Preferred Stock outstanding on October 15, 2007 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.

         The holders of the Preferred Stock may put the Preferred Stock to the Company at any time at a price of 101% of the liquidation preference thereof upon the occurrence of a Change of Control (as defined in the Certification of Designation). The Certificate of Designation stipulates, among other things, limitations on additional borrowings, payment of dividends and other distributions, transactions with affiliates and the sale of assets.

         The Company may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of Preferred Stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 (the "Exchange Debentures"). Interest, redemption and registration rights provisions of the Exchange Debentures are consistent with the provisions of the Preferred Stock.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         If the Preferred Stock had been issued on April 1, 1996, dividend requirements applicable to preferred stock would have been approximately $27,000 and $30,671 for the years ended March 31, 1997 and 1998, respectively.

Long Term Lease Facility

         On December 31, 1997, the Company consummated an agreement for a $24,500 long term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the Operating Companies' switching equipment. Included in the lease facility is the sale and leaseback of certain switch equipment for which the Company received $14,876.

Other Debt

         Other debt consists primarily of capital leases entered into in connection with the acquisition of fiber leases for use in the telecommunications networks and the long term lease facility described above. The interest rate on such debt ranges from 7.5% to 15.0%.

     Maturities of debt for the five years after March 31, 1998 are as follows:

        1999.....................................         $ 2,599
        2000.....................................           2,980
        2001.....................................           2,922
        2002.....................................           2,142
        2003.....................................           3,459
(6)  Common Stock and Other Stockholders' Equity

         Hyperion's authorized capital stock consists of 300,000,000 shares of Class A Common Stock, par value $0.01 per share, 150,000,000 shares of Class B Common Stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. On May 8, 1998, Hyperion completed the IPO (See Note 1).

Common Stock

         Shares of Class A Common Stock and Class B Common Stock are substantially identical, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders. The Class B Common Stock is convertible into one share of Class A Common Stock. In the event a cash dividend is paid, the holders of the Class A and the Class B Common Stock will be paid an equal amount.

         Prior to the IPO, certain key company officers (the "Officers") were parties to a stockholder agreement, as amended (the "Stockholder Agreement") with Adelphia. The Stockholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any of the officers or
(b) after October 7, 1998, such officers may put their shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's Common Stock under the Securities Act of 1933 (the "Securities Act") and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Officers. The Stockholder Agreement terminates automatically upon the date when the Company's Common Stock is registered under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Adelphia also agreed to vote its shares in the Company to elect each officer to the Board of Directors of the Company as long as such person is both an employee and a stockholder of the Company.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         The Company also entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Officers. Pursuant to the Loan Agreements, each Officer borrowed $1.0 million from the Company. Each of these loans accrued interest at the average rate at which the Company could invest cash on a short-term basis, was secured by a pledge of the borrower's Common Stock in the Company, and would mature upon the earlier of (i) October 8, 1998 or (ii) the date when the Company's Common Stock is registered under the Securities Act and the Officers have the right to sell at least $1.0 million worth of their shares. Each Loan Agreement also provided that any interest accruing on a loan from the date six months after the date of such loan would be offset by a bonus payment when principal and interest thereon are due and which would include additional amounts to pay income taxes applicable to such bonus payment.

         Pursuant to agreements among the Company, Adelphia and the Officers, simultaneous with the consummation of the IPO, (i) the Stockholder Agreement and Loan Agreements terminated, (ii) the Officers each repaid the $1 million borrowed from the Company pursuant to the Loan Agreements plus accrued interest thereon by each selling 66,667 shares of Class B Common Stock to Adelphia and using the proceeds therefrom to repay such loans and (iii) the Company has paid or will pay to the Management Stockholders bonus payments in the amount of interest accruing on the Loans from the date six months after the date of the Loan Agreements and any additional amounts necessary to pay income taxes applicable to such bonus payments.

         On April 8, 1998, the Board of Directors of the Company approved a 3.25-for-one stock split of its Class A and Class B Common Stock payable to stockholders of record on April 28, 1998. The stock split was effected in the form of a dividend of 2.25 shares for every outstanding share of common stock.

         All references in the accompanying consolidated financial statements to the number of shares of common stock and the par value have been retroactively restated to reflect the stock split on April 28, 1998.

Warrants

Class A Common Stock Warrant

         On February 12, 1998, the Company consummated an agreement with Lenfest Telephony, Inc. ("Lenfest") whereby Lenfest received a warrant to obtain 731,624 shares of Class A Common Stock of the Company (the "Lenfest Warrant") in exchange for its partnership interest in the Harrisburg, Pennsylvania network. The Lenfest Warrant was exercised during May 1998 for no additional consideration.

Class B Common Stock Warrants

         The Class B Common Stock warrants were issued on April 15, 1996 in connection with the issuance of the Senior Discount Notes (See Note 5).

MCI Warrant

     On June 13, 1997, the Company entered into agreements with MCImetro Access Transmission Services, Inc. (together with its affiliate, MCI Communications, "MCI"). Pursuant to this agreement the Company is designated MCI's preferred provider for new end user dedicated access circuits and of conversions of end user dedicated access circuits as a result of conversions from the incumbent LEC in the Company's markets. Hyperion also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued a warrant to purchase 913,380 shares of Class A Common Stock for $6.15 per share to MCI (the "MCI Warrant") representing 2 1/2% of the Common Stock of the Company on a fully diluted basis. MCI could receive additional warrants to purchase up to an additional 6% of the shares of the Company's Class A Common Stock, on a fully diluted basis, at fair value, if MCI meets certain purchase volume thresholds over the term of the agreement.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         In connection with the IPO and the related over-allotment option, the Company and MCI entered into an agreement that provides as follows with respect to the MCI Warrant and MCI's right to receive additional MCI warrants as a result of the IPO (the "Additional MCI Warrants"): (i) the Additional MCI Warrants issued with respect to the shares sold to the public in the IPO, the over-allotment option and with respect to the Adelphia Shares will have an exercise price equal to the lower of $6.15 per share or the price per share to the public in the IPO (the "IPO Price"), and (ii) Adelphia has agreed to purchase from MCI the MCI Warrant and the Additional MCI Warrants for a purchase price equal to the number of Class A Common Stock shares issuable under the warrants being purchased times the IPO Price minus the underwriting discount, less the aggregate exercise price of such warrants. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and Hyperion, Hyperion has agreed to pay to Adelphia a fee of $500,000 and the Adelphia Warrant, which expires three years after its issuance, to purchase 200,000 shares of Class A Common Stock at an exercise price equal to the IPO Price.

Long-Term Incentive Compensation Plan

         On October 3, 1996, the Board of Directors and stockholders of the Company approved the Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A Common Stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of the Company's Common Stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997, April 1, 1997 and April 1, 1998, the Company issued 338,000 shares, 58,500 shares and 58,500, respectively, of Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with the Company. As of March 31, 1998, no other stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan.

         In April 1998 and in recognition for valuable past service to the Company and as an incentive for future services, the Company authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Class A Common Stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at the IPO price and (ii) phantom stock awards (the "Rigas Grants") covering 100,000 shares of Class A Common Stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). Also in April 1998, pursuant to the then existing Stockholder Agreement, the Company authorized the issuance under the 1996 Plan to the Officers of stock options (the "Management Stockholder Options") covering 13,047 shares of Class A Common Stock with exercise price and vesting terms identical to the Rigas Options. In addition to the Rigas Options, the Rigas Grants, the Management Stockholder Options and the stock options or share awards to be issued to Daniel R. Milliard under his employment agreement, the Company currently expects to issue under the 1996 Plan stock options, restrictive stock grants, phantom stock awards or other awards to other 1996 Plan participants covering up to a total of 325,000 shares of Class A Common Stock during fiscal 1999.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)


(7)  Commitments and Contingencies

         The Company rents office space, node space and fiber under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,210, $1,103, and $1,236 for the years ended March 31, 1996, 1997 and 1998, respectively.

     The minimum future lease obligations under the noncancelable operating leases as of March 31, 1998 are approximately:

                   Period ending March 31,

   1999.......................................... $  112
   2000..........................................     60
   2001..........................................     23
   2002..........................................     11
   2003..........................................      2
Thereafter.......................................     --

     Certain investors in two of the joint ventures have the right after a specified period of time to sell their interest to the Company. Under one agreement, the sales price represents the investor's aggregate capital contribution less distributions plus interest accrued at the prime rate. The Company's obligation under this commitment at March 31, 1998 was approximately $4,252. The sales price under the second agreement is equal to the fair market value of such investor's interest.

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

     The telecommunications industry and Hyperion are subject to extensive regulation at the federal, state and local levels. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of the nation's telecommunications laws since the Communications Act of 1934. Management of Hyperion is unable to predict the effect that the Telecommunications Act, related rulemaking proceedings or other future rulemaking proceedings will have on its business and results of operations in future periods.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the years ended March 31, 1996, 1997 and 1998 (Dollars in thousands except per share amounts)

(8)  Related Party Transactions

 The following table summarizes the Company's transactions with related parties:

                                                          March 31,
                                                1996        1997          1998
      Revenues:
           Management fees                   $  1,950    $  2,600     $  3,809
           Network monitoring fees                446         604          977
           Special access fees                    651         540          500
                                             --------    --------    ---------
           Total                             $  3,047    $  3,744    $   5,286
                                             ========    ========    =========

      Expenses:
           Interest expense and fees         $  6,088    $  4,731     $  5,997
           Allocated corporate costs              417       1,199        1,656
           Fiber leases                         1,022         738           47
                                             --------    --------    ---------
           Total                             $  7,527    $  6,668     $  7,700
                                             ========    ========     ========

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

         Interest income charged on certain affiliate receivable balances with joint ventures was $199, $230 and $617 for the periods ended March 31, 1996, 1997, and 1998 respectively.

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

         During the year ended March 31, 1997, the Company purchased from Adelphia for approximately $6,485, Adelphia's historical cost to acquire the assets, certain fiber that had previously been leased from Adelphia. Because the entities involved in the transaction are under the common control of Adelphia, the excess of the purchase price of the assets over the predecessor owner's net book value was charged to accumulated deficit.

              HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

(9)  Income Taxes

     Adelphia and its corporate subsidiaries (including the Company) file a consolidated federal income tax return. For financial reporting purposes, current and deferred income tax assets and liabilities are computed on a separate company basis. The net operating loss carryforwards and the valuation allowance are adjusted for the effects of filing a consolidated income tax return, similar to provisions of the Internal Revenue Code. At March 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $86,177 expiring through 2013.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards.

     The Company's net deferred tax asset included in other assets - net is comprised of the following:

                                                                        March 31,
                                                                    1997       1998
Deferred tax assets:
Differences between book and tax basis of intangible assets     $    197    $    188
Net operating loss carryforwards                                  11,539      33,918
Investment in partnerships                                         2,793          --
Other                                                                 50          77
                                                                --------    --------
Total                                                             14,579      34,183

Valuation allowance                                              (12,356)    (17,379)
                                                                --------    --------
Total                                                              2,223      16,804
                                                                --------    --------
Deferred tax liabilities:
Differences between book and tax basis of property, plant and
equipment                                                          2,186      12,959
Investment in partnerships                                            --       3,808
                                                                --------    --------
Total                                                              2,186      16,767
                                                                --------    --------
Net deferred tax asset                                          $     37    $     37
                                                                ========    ========

    The net change in the valuation allowance for the years ended March 31, 1997 and 1998 was an increase of $1,897 and $5,023, respectively.

     Income tax benefit (expense) for the years ended March 31, 1996, 1997 and 1998 is as follows:

                                                       March 31,
                                                1996      1997      1998

Current                                       $   (9)  $    (2)  $  ---
Deferred                                         206      (257)     ---
                                              ------   -------   ------
Total                                         $  197   $  (259)  $  ---
                                              ======   =======   ======

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

         A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                    March 31,
                                 1996 1997 1998
     Statutory federal income tax rate               35.0%     35.0%    35.0%
     Change in valuation allowance                  (34.6)    (34.6)   (35.0)
     State taxes, net of federal benefit and other    1.0      (1.2)     ---
                                                     ----      ----     ----
     Income tax benefit (expense)                     1.4%     (0.8)%    --%
                                                     ====      ====     ====

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited)

         The following tables summarize the financial results of the Company for each of the quarters in the years ended March 31, 1997 and 1998:



                                                                         Three Months Ended
                                                              June 30   September 30 December 31, March 31,
                                                                1996        1996        1996       1997

Revenues                                                     $  1,102    $  1,175    $  1,334    $  1,477
                                                             --------    --------    --------    --------
Operating expenses:
Network operations                                                859         728         752       1,093
Selling, general and administrative                             1,027       1,164       2,545       2,044
Depreciation and amortization                                     695         886       1,002       1,362
                                                             --------    --------    --------    --------
Total                                                           2,581       2,778       4,299       4,499
                                                             --------    --------    --------    --------
Operating loss                                                 (1,479)     (1,603)     (2,965)     (3,022)

Other income (expense):
Gain on sale of investment                                      8,405          --          --          --
Interest income                                                 1,433       1,696       1,190       1,657
Interest expense and fees                                      (6,169)     (7,108)     (7,482)     (7,618)
                                                             --------    --------    --------    --------
Income (loss) before income taxes and equity in net loss
of joint ventures                                               2,190      (7,015)     (9,257)     (8,983)

Income tax (expense) benefit                                       (3)        120          63        (437)
                                                             --------    --------    --------    --------
Income (loss) before equity in net loss of joint ventures.      2,187      (6,895)     (9,194)     (9,420)

Equity in net loss of joint ventures                           (1,636)     (1,362)     (2,145)     (2,080)
                                                             --------    --------    --------    --------
Net income (loss)                                            $    551    $ (8,257)   $(11,339)   $(11,500)
                                                             ========    ========    ========    ========
Basic and diluted net loss per weighted average share
of common stock                                              $   0.02    $  (0.24)   $  (0.33)   $  (0.33)
                                                             ========    ========    ========    ========
Weighted average shares of common stock
outstanding (in thousands)                                     34,206      34,492      34,492      34,492
                                                             ========    ========    ========    ========

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the years ended March 31, 1996, 1997 and
              1998 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited), continued

                                                                           Three Months Ended
                                                             June 30,  September 30, December 31,  March 31,
                                                               1997        1997         1997        1998

Revenues                                                     $  1,520    $  2,187    $  4,983    $  4,820
                                                             --------    --------    --------    --------
Operating expenses:
Network operations                                              1,180       1,426       2,657       2,541
Selling, general and administrative                             2,380       2,879       3,840       5,215
Depreciation and amortization                                   1,372       2,311       3,344       4,450
                                                             --------    --------    --------    --------
Total                                                           4,932       6,616       9,841      12,206
                                                             --------    --------    --------    --------
Operating loss                                                 (3,412)     (4,429)     (4,858)     (7,386)

Other income (expense):
Interest income                                                   763       1,463       5,725       5,353
Interest expense and fees                                      (8,077)    (11,087)    (16,770)    (13,400)
                                                             --------    --------    --------    --------
Loss before income taxes and equity in net loss
of joint ventures                                             (10,726)    (14,053)    (15,903)    (15,433)

Income tax expense                                                 --          --          --          --
                                                             --------    --------    --------    --------
Loss before equity in net loss of joint ventures              (10,726)    (14,053)    (15,903)    (15,433)

Equity in net loss of joint ventures                           (2,540)     (3,886)     (2,858)     (3,683)
                                                             --------    --------    --------    --------
Net loss                                                      (13,266)    (17,939)    (18,761)    (19,116)

Dividend requirements applicable to preferred
stock                                                              --          --      (5,794)     (6,615)
                                                             --------    --------    --------    --------
Net loss applicable to common stockholders                   $(13,266)   $(17,939)   $(24,555)   $(25,731)
                                                             ========    ========    ========    ========
Basic and diluted net loss per weighted average
share of common stock                                        $  (0.38)   $  (0.51)   $  (0.70)   $  (0.73)
                                                             ========    ========    ========    ========
Weighted average shares of common stock
outstanding (in thousands)                                     34,890      34,890      34,890      35,272
                                                             ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth above in Part 1 under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors" and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

         (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 48 of this Annual Report on Form 10-K.

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

   4.2 First Supplemental Indenture, dated as of September 11, 1996, between, the Registrant and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.2 to Statement No.
                333-12619 on Form S-4.)

   4.3 Form of 13% Senior Discount Note. (Incorporated herein reference is Exhibit 4.3 to Registration Statement No. 333-12619 on Form S-4.)

   4.4 Form of Class A Common Stock Certificate. (Incorporated herein by reference is Exhibit 4.1 to Registrant's Registration Statement on Form 8-A, dated October 23, 1996.)

   4.5 Indenture, dated as of August 27, 1997, with respect to the Registrant's 12 1/4% Senior Secured Notes due 2004, between the Registrant and the Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.01 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

   4.6          Form of 12 1/4% Senior Secured Note due 2004 (contained in
                Exhibit 4.5).

   4.7 Pledge Agreement between the Registrant and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit 4.03 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

   4.8 Registration Rights Agreement between the Registrant and the Initial Purchasers, dated August 27, 1997, regarding the 12 1/4% Senior Secured Notes due 2004. (Incorporated herein by reference is Exhibit 4.04 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

   4.9 Pledge, Escrow and Disbursement Agreement, between the Registrant and the Bank of Montreal Trust Company, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit
                4.05 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

  4.10 Second Supplemental Indenture, dated as of August 27, 1997, between the Registrant and the Bank of Montreal Trust Company, regarding the Registrant's 13% Senior Discount Notes due 2003. (Incorporated herein by reference is Exhibit 4.06 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

  4.11 Certificate of Designation for 12 7/8% Series A and Series B Senior Exchangeable Redeemable Preferred Stock due 2007. (Contained in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.) (File No. 0-21605)

  4.12 Form of Certificate for 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K the event dated October 9, 1997.) (File No. 0-21605)

  4.13 Form of Indenture, with respect to the Registrant's 12 7/8% Senior Subordinated Exchange Debentures due 2007. (Contained as Annex A in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.) (File No. 0-21605)

  4.14 Registration Rights Agreement between the Registrant and the Initial Purchaser dated October 9, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.04 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.) (File No. 0-21605)

  10.1 Purchase Agreement dated as of April 10, 1996 between Registrant and Bear, Stearns & Co. Inc., Chase Securities Inc. and NationsBanc Capital Markets, Inc. (collectively, the "Initial Purchasers"). (Incorporated herein by reference is Exhibit 1.1 to Registration Statement No. 333-06957 on Form S-4.)

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

  10.15 Form of Management Agreement. (Incorporated herein by reference is Exhibit 10.15 to Registration Statement No. 333-06957 on Form S-4.)

  10.16*        Employment Agreement between Hyperion Telecommunications, Inc.
                and Daniel R. Milliard dated as of March 4, 1997. (Incorporated herein by reference is Exhibit 10.03 to Current Report on Form 8-K of Adelphia Communications Corporation dated May 1, 1997.) (File Number 0-16014)

  10.17* 1996 Long-Term Incentive Compensation Plan. (Incorporated herein by reference is Exhibit 10.17 to Registration Statement No. 333-13663 on Form S-1.)

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

  10.20 Extension Agreement dated as of January 8, 1997, among Hyperion Telecommunications, Inc., Adelphia Communications Corporation, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein. (Incorporated herein by reference is Exhibit 10.04 to Current Report on Form 8-K of Adelphia Communications Corporation dated May 1, 1997.) (File Number 0-16014)

  10.21         Purchase Agreement among the Registrant, Bear Stearns & Co.
                Inc., Chase Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities Corp., and Scotia Capital Markets (the "Initial Purchasers") dated August 21, 1997. (Incorporated herein by reference is Exhibit 10.01 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

  10.22         Purchase Agreement among the Registrant and Bear Stearns & Co.
                Inc. (the "Initial Purchaser") dated October 1, 1997 regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.) (File No. 0-21605)

  10.23* Management Services Agreement dated as of April 10, 1998, between Adelphia Communications Corporation and the Registrant (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1).

  10.24 Letter Agreement dated April 10, 1998, among the Registrant, Adelphia Communications Corporation and MCImetro Access Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1).

  10.25 Amendment to Registration Rights Agreement dated as of April 15, 1998, between the Registrant and Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1).

  10.26 Letter Agreement dated as of April 9, 1998, between the Registrant and Adelphia Communications Corporation regarding the purchase of Class A Common Stock (Incorporated herein by reference is Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1).

  10.27 U.S. Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

  10.28 International Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

  10.29 Warrant issued to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

  10.30 Warrant issued in favor of Adelphia Communications Corporation dated June 5, 1998 (Incorporated herein by reference is Exhibit
                10.04 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

  21.1          Subsidiaries of the Registrant

  23.1          Consent of Deloitte & Touche LLP

  27.1          Financial Data Schedule

  99.1 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

  99.2 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures.

  99.3          Press Release Dated June 24, 1998

----------------------

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

         The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

         (b) The Registrant did not file any Form 8-K reports during the three months ended March 31, 1998.

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

                                   HYPERION TELECOMMUNICATIONS, INC.

June 26, 1998                   By:    /s/ Daniel R. Milliard
                                       Daniel R. Milliard,
                                       President and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 26, 1998                          /s/ John J. Rigas
                                       John J. Rigas,
                                       Chairman and Director

June 26, 1998                          /s/ Timothy J. Rigas
                                       Timothy J. Rigas,
                                       Vice Chairman, Treasurer, Chief Financial
                                       Officer and Director

June 26, 1998                          /s/ Michael J. Rigas
                                       Michael J. Rigas,
                                       Vice Chairman and Director

June 26, 1998                          /s/ James P. Rigas
                                       James P. Rigas,
                                       Vice Chairman, Chief Executive Officer
                                       and Director

June 26, 1998                          /s/ Daniel R. Milliard
                                       Daniel R. Milliard,
                                       President, Secretary, Chief Operating
                                       Officer and Director

June 26, 1998                          /s/ Charles R. Drenning
                                       Charles R. Drenning
                                       Senior Vice President and Director

June 26, 1998                          /s/ Paul D. Fajerski
                                       Paul D. Fajerski
                                       Senior Vice President and Director

June 26, 1998                          /s/ Randolph S. Fowler
                                       Randolph S. Fowler
                                       Senior Vice President and Director

June 26, 1998                          /s/ Peter J. Metros
                                       Pete J. Metros,
                                       Director

June 26, 1998                          /s/ James L. Gray
                                       James L. Gray,
                                       Director

June 26, 1998                          /s/ Edward E. Babcock Jr.
                                       Edward E. Babcock, Jr.
                                       Chief Accounting Officer


                                                        EXHIBIT A

                               Hyperion Telecommunications, Inc. and its Operating Companies
                                         Proportionate Share Operating Results (a)

                                                                                    Unaudited

                                                             Three Months Ended                  Twelve Months Ended
                                                                  March 31,                           March 31,
                                                            1997             1998               1997             1998

Operating Revenue                               $  2,520,000    $  6,022,000    $  7,760,000    $ 17,498,000

Direct Operating Expenses                          1,582,000       2,645,000       4,494,000       9,119,000
                                                ------------    ------------    ------------    ------------

Gross Margin                                         938,000       3,377,000       3,266,000       8,379,000

Sales, General & Administrative Expenses           3,376,000       7,857,000      11,003,000      23,664,000
                                                ------------    ------------    ------------    ------------
EBITDA (b)                                        (2,438,000)     (4,480,000)     (7,737,000)    (15,285,000)

Depreciation & Amortization Expense                3,296,000       7,307,000      10,829,000      22,434,000
                                                ------------    ------------    ------------    ------------
Operating Income                                  (5,734,000)    (11,787,000)    (18,566,000)    (37,719,000)

Interest Income                                    1,673,000       5,321,000       6,005,000      13,313,000
Interest Expense                                  (8,128,000)    (14,273,000)    (30,428,000)    (53,012,000)
Other Income/Expense                                  90,000           7,000       8,706,000          10,000
                                                ------------    ------------    ------------    ------------
Net Loss                                         (12,099,000)    (20,732,000)    (34,283,000)    (77,408,000)
                                                ------------    ------------    ------------    ------------
Preferred Stock Dividends                                 --      (6,615,000)             --     (12,409,000)
                                                ------------    ------------    ------------    ------------
Net Loss Applicable to Common Stockholders      $(12,099,000)   $(27,347,000)   $(34,283,000)   $(89,817,000)
                                                ============    ============    ============    ============

Weighted Average Shares of Common Outstanding     34,492,000      35,272,000      34,421,000      34,986,000


Net Loss per Weighted Average Share of Common
Stock                                           $      (0.35)   $      (0.78)   $      (1.00)   $      (2.57)


(a) Proportionate share presentation reflects the collective sum of Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's current ownership percentage as of March 31, 1998. All historical results of operations are presented as if Hyperion's current ownership percentage as of March 31, 1998 of its Operating Companies was in place for the entire period presented. While this presentation is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period.

(b) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of the Company believes that EBITDA is a meaningful measure of performance.



                                                           EXHIBIT B

                                      Hyperion Telecommunications, Inc. and Subsidiaries
                                        Condensed Consolidated Statements of Operations

                                                       Three Months Ended             Twelve Months Ended
                                                             March 31,                        March 31,
                                                       1997             1998            1997            1998

Revenues                                           $  1,477,000    $  4,820,000    $  5,088,000    $ 13,510,000

Operating Expenses
Network Operations                                    1,093,000       2,541,000       3,432,000       7,804,000
Selling, General & Administrative                     2,044,000       5,215,000       6,780,000      14,314,000
Depreciation & Amortization Expense                   1,362,000       4,450,000       3,945,000      11,477,000
                                                   ------------    ------------    ------------    ------------
Total                                                 4,499,000      12,206,000      14,157,000      33,595,000
                                                   ------------    ------------    ------------    ------------
Operating Loss                                       (3,022,000)     (7,386,000)     (9,069,000)    (20,085,000)

Other Income (Expense)
Gain on Sale of Investment                                   --              --       8,405,000              --
Interest Income                                       1,657,000       5,353,000       5,976,000      13,304,000
Interest Expense and Fees                            (7,618,000)     13,400,000     (28,377,000)    (49,334,000)
                                                   ------------    ------------    ------------    ------------
Loss Before Income Taxes and Equity in Net Loss
of Joint Ventures                                    (8,983,000)    (15,433,000)    (23,065,000)    (56,115,000)
Income Tax Expense                                     (437,000)             --        (259,000)             --
                                                   ------------    ------------    ------------    ------------
Loss Before Equity in Net Loss of Joint Ventures     (9,420,000)    (15,433,000)    (23,324,000)    (56,115,000)

Equity in Net Loss of Joint Ventures                 (2,080,000)     (3,683,000)     (7,223,000)    (12,967,000)
                                                   ------------    ------------    ------------    ------------
Net Loss                                            (11,500,000)    (19,116,000)    (30,547,000)    (69,082,000)
                                                   ------------    ------------    ------------    ------------

Preferred Stock Dividends                                    --      (6,615,000)             --     (12,409,000)
                                                   ------------    ------------    ------------    ------------

Net Loss Applicable to Common Stockholders         $(11,500,000)   $(25,731,000)   $(30,547,000)   $(81,491,000)
                                                   ============    ============    ============    ============

Weighted Average Shares of Common
Stock Outstanding                                    34,492,000      35,272,000      34,421,000      34,986,000

Basic and Diluted Net Loss per Weighted Average
 Share of Common Stock                             $      (0.33)   $      (0.73)   $      (0.89)   $      (2.33)


(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of the Company believes that EBITDA is a meaningful measure of performance.

