Form 10-K/A
period 1998-03-31
HYPERION TELECOMMUNICATIONS INC
filed 1998-07-29
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K/A

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                    For the fiscal year ended March 31, 1998

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

         Main at Water Street
           Coudersport, PA                                      16915
 (Address of principal executive offices)                     (Zip code)

                                  814-274-9830
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $0.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant at June 24, 1998 was $235.5 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the registrant.

At June 24, 1998, 21,605,896 shares of Class A Common Stock, par value $0.01, and 33,007,007 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. X

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as set forth in the pages attached hereto:


        PART III


        Item 10.  Directors and Executive Officers of the Registrant


        Item 11.  Executive Compensation


        Item 12.  Security Ownership of Certain Beneficial Owners and Management


        Item 13.  Certain Relationships and Related Transactions





SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         HYPERION TELECOMMUNICATIONS, INC.




July 29, 1998                      By:   /s/ Daniel R. Milliard
                                         Daniel R. Milliard
                                         President and Chief Operating Officer

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following nominees for director are currently directors.


 Directors and Executive Officers

         The directors and executive officers of the Company are:

Name                                        Age     Position
Executive Officers and Directors
John J. Rigas...........................     73     Chairman and Director
James P. Rigas..........................     40     Vice Chairman, Chief Executive Officer and Director
Michael J. Rigas........................     44     Vice Chairman and Director
Timothy J. Rigas........................     42     Vice Chairman, Chief Financial Officer, Treasurer and Director
Daniel R. Milliard......................     51     President, Chief Operating Officer, Secretary and Director
Charles R. Drenning.....................     53     Senior Vice President, Engineering Operations and Director
Paul D. Fajerski........................     49     Senior Vice President, Carrier Sales and Director
Randolph S. Fowler......................     46     Senior Vice President, Business Development, Business
                                                        Operations and Regulatory Affairs and Director

Non-Officer Directors
Pete J. Metros..........................     58     Director
James L. Gray...........................     63     Director


Executive Officers

         John J. Rigas is the Chairman of the Board of the Company. He also is the founder, Chairman, Chief Executive Officer and President of Adelphia Communications Corporation ("Adelphia"). Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

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

         Paul D. Fajerski has served as Senior Vice President, Carrier Sales effective September 1997, having previously served as a Senior Vice President, Marketing and Sales since October 1996. He has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Marketing and Sales in October 1991, Mr. Fajerski was a District Sales Manager for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. In addition, he has over 13 years experience with AT&T and the Bell System where he served in a number of executive level positions in sales and marketing. Mr. Fajerski holds a B.S. in Business Administration from the College of Steubenville.

         Randolph S. Fowler has served as Senior Vice President, Business Development, Business Operations and Regulatory Affairs effective October 1996, and has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Business Development and Regulatory Affairs in October 1991, Mr. Fowler was Vice President of Marketing for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. He previously served for four years as Director of Technology Transfer and Commercial Use of Space in two NASA-sponsored technology transfer programs. In addition, he has over 17 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, operations, human resources, business controls, and strategy development. Mr. Fowler holds a B.S. in Business Administration from the University of Pittsburgh. He has developed and taught courses in Marketing, Network Management, and Regulation for the University of Pittsburgh's Graduate Program in Telecommunications.

Non-Officer Directors

         Pete J. Metros became a director of Hyperion on April 1, 1997. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager--Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros has served as a director of Adelphia Communications Corporation since 1986 and received a BS degree from the Georgia Institute of Technology in 1962.

         James L. Gray became a director of Hyperion on April 1, 1997. Mr. Gray has been chairman & CEO of PRIMESTAR Partners since January 1995. Mr. Gray has more than 20 years of experience in the telecommunications, cable and satellite industries. He joined Warner Cable in 1974, and advanced through several division operating posts prior to being named president of Warner Cable in 1986. In 1992, after the merger of Time Inc. and Warner Communications, Mr. Gray was appointed vice chairman of Time Warner Cable where he served until his retirement in 1993. Mr. Gray has served on the boards of several telecommunications companies and associations, including the National Cable Television Association, where he served as a director from 1986 to 1992, and Turner Broadcasting System, where he served as a director from 1987 to 1991. He also served as chairman of the executive committee and director of C-SPAN and as a director of E! Entertainment Television, Cable in the Classroom and the Walter Kaitz Foundation. Beginning in 1992, Mr. Gray began serving on PRIMESTAR's board of directors. Since 1995, Mr. Gray has served as a director of Sea Pines Associates, Inc. Mr. Gray received a bachelor's degree from Kent State University in Kent, Ohio and a master's degree in business administration (MBA) from the State University of New York at Buffalo.

 Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than ten percent of a class of the Company's registered equity securities to file with the Securities and Exchange Commission and deliver to the Company initial reports of ownership and reports of changes in ownership of such registered equity securities.


         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1997 through March 31, 1998.


Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1998 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during Fiscal 1998:


                                                                   Annual Compensation
                                                                                            Long Term
                                                                                          Compensation
                                                     Fiscal                             Restricted Stock         All Other
Name and Principal Position(a)                         Year       Salary      Bonus           Awards          Compensation(e)

Daniel R. Milliard(b).............................     1998      $229,810 $      ---   $   27,000(c)        $  5,340(f)
   President, Chief Operating Officer and Secretary    1997       238,863     75,000      156,000(d)           5,340(f)
   Secretary                                           1996       207,474        ---          ---              5,350(f)

Charles R. Drenning...............................     1998      $167,712    $30,000          ---           $ 93,000(g)
    Senior Vice President                              1997       167,712     12,500          ---             46,475(g)
                                                       1996       139,982     25,000          ---                ---

Paul D. Fajerski..................................     1998      $167,712    $30,000          ---           $ 93,000(g)
   Senior Vice President                               1997       167,712     12,500          ---             46,475(g)
                                                       1996       139,982     25,000          ---                ---

Randolph S. Fowler................................     1998      $167,712    $30,000          ---           $ 93,000(g)
   Senior Vice President                               1997       167,712     12,500          ---             46,475(g)
                                                       1996       139,982     25,000          ---                ---
------------

(a) James P. Rigas, Michael J. Rigas and Timothy J. Rigas are not employed by the Company, and the Company does not reimburse Adelphia for the services they provide to the Company, although the Company does make payments for shared corporate overhead services to Adelphia pursuant to a Management Services Agreement.


(b) During the periods presented through March 4, 1997, Daniel R. Milliard was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company reimbursed Adelphia for Mr. Milliard's base salary, insurance premium payments and other benefits paid by Adelphia. On March 4, 1997, the Company entered into an employment agreement with Mr. Milliard.


(c) Mr. Milliard was granted a restricted stock bonus award under the 1996 plan for 58,500 shares of Class A Common Stock pursuant to his employment agreement on April 1, 1997. The 58,500 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $27,000 as of April 1, 1997.


(d) Mr. Milliard was granted a restricted stock bonus award under the 1996 plan for 338,000 shares of Class A Common Stock pursuant to his employment agreement on March 4, 1997. The 338,000 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $156,000 as of March 4, 1997.


(e) Does not include the value of certain non-cash compensation to the named individuals which did not exceed the lesser of $50,000 or 10% of such individuals' total annual salary shown in the table.


(f) Fiscal 1998, 1997 and 1996 amounts include (i) life insurance premiums paid during each respective fiscal year pursuant to the employment agreement of Daniel R. Milliard with Adelphia, in the premium payment amounts of $4,590 during Fiscal 1998 and Fiscal 1997 and $4,600 during Fiscal 1996, on policies owned by Mr. Milliard and (ii) $750 in matching contributions for Mr. Milliard under Adelphia's 401(k) savings plan for each of Fiscal 1998, 1997 and 1996.


(g) Amounts represent interest accrued during Fiscal 1998 and Fiscal 1997 in connection with certain loans with the Company which were repaid by the named individuals in May 1998. See Item 13. "Certain Relationships and Related Transactions."


Long-Term Incentive Compensation Plan

         The Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan") provides for the grant of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options which do not so qualify, share awards (with or without restrictions on vesting), stock appreciation rights and stock equivalent or phantom units. The number of shares of Class A Common Stock available for the issuance of such options, awards, rights and phantom stock units under the 1996 Plan was initially 5,687,500. Such number is to increase each year by a number of shares equal to one percent (1%) of outstanding shares of all classes of Common Stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The purposes of the 1996 Plan are to encourage ownership of the Class A Common Stock by directors, executive officers, employees and consultants; to induce them to remain employed or involved with the Company; and to provide additional incentive for such persons to promote the success of the Company. Any shares subject to the Plan in excess of 3,250,000 shares will require the consent of the Management Stockholders (as defined below) under the Plan. Through April 1, 1998, no stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan, except for 455,000 shares of Class A Common Stock issued to Mr. Milliard pursuant to his employment agreement discussed below, of which 338,000 shares were issued on March 4, 1997 and 58,500 shares were issued on each of April 1, 1997 and April 1, 1998 as stock bonuses pursuant to such agreement.

Employment Contracts

         The Company and Mr. Milliard have entered into an employment agreement which provides for his employment as President and Chief Operating Officer of the Company. The agreement includes the following provisions: (i) a base salary of at least $230,000, to be increased from time to time to be comparable to salaries paid by comparable companies for comparable positions, (ii) an annual cash bonus, subject to achievement of certain benchmarks, of up to 50% of base salary, (iii) a stock bonus of 338,000 shares of Class A Common Stock, stock options to purchase 81,250 shares of Class A Common Stock at fair market value of the Class A Common Stock on the date of issuance of such options, such options to be granted on April 1 of each fiscal year through Fiscal 2001 and the ability to receive, upon attainment of certain benchmarks, stock options to purchase 81,250 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of issuance of such options, such options to be granted during fiscal 1997 and each of the next four fiscal years; provided, that until an initial public offering of the Class A Common Stock is completed, the Company shall grant stock bonuses in lieu of any stock options required to be granted under the employment agreement, such stock bonuses to be in an amount equal to 72% of the shares of Class A Common Stock that would have been covered by said options, (iv) a cash bonus of $75,000, a portion of which will be used to repay outstanding loans to Adelphia, and (v) certain employee benefits. It is expected that all such stock options will be granted under the 1996 Plan. The initial term of the proposed employment agreement expires on March 31, 2001, unless terminated earlier for cause (as defined therein) or due to death or disability. The agreement also provides that upon a change-in-control (as defined therein) of the Company, the obligations under the agreement, if not assumed, would be canceled in exchange for a payment by the Company equal to the remaining base salary and options required to be granted under the initial term of the agreement. The employment agreement also contains provisions with respect to confidentiality, non-competition and non-solicitation of customers, suppliers and employees. Mr. Milliard will continue to serve as a director, senior vice president and secretary of Adelphia, although he will receive no additional compensation for serving in such capacities.

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

Compensation Committee Interlocks and Insider Participation

     James Gray and Pete Metros serve as members of the newly-appointed Compensation Committee of the Board of Directors. Neither Mr. Gray nor Mr. Metros is or has been an officer or employee of the Company. During Fiscal 1998, the Company's Board of Directors did not have a Compensation Committee. Consequently, all Directors participated in deliberations concerning executive officer compensation, including decisions relative to their own compensation. See "Certain Relationships and Related Transactions."

Board of Directors Compensation

         Directors who are not also employees of the Company each receive compensation from the Company for services as a director at a rate of $750 plus reimbursement of expenses for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for services as a director or as a member of Board committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of June 24, 1998 by
(i) each person known by the Company to be a beneficial owner of more than 5% of either the Class A Common Stock or Class B Common Stock, (ii) the directors and executive officers and (iii) all directors and executive officers as a group. As of June 24, 1998, there were 21,605,896 shares of Class A Common Sock outstanding and 33,007,007 shares of Class B Common Stock outstanding.

                                                                                                           Total
                                                              Class A                Class B            Common Stock
                                                           Common Stock           Common Stock               (%)
Adelphia Communications Corporation (a)..............      6,966,667(b)(c)        29,125,066                 66.1%
John J. Rigas (a)....................................           --                     --                     --
James P. Rigas (a)...................................           --                     --                     --
Michael J. Rigas (a).................................           --                     --                     --
Timothy J. Rigas (a).................................           --                     --                     --
Daniel R. Milliard...................................        465,000(d)                --                    0.9%
Charles R. Drenning (e)..............................         (b)(c)                1,124,978                2.1%
Paul D. Fajerski (e).................................         (b)(c)                1,106,375                2.0%
Randolph S. Fowler (e)...............................         (b)(c)                1,124,978                2.1%
Pete J. Metros.......................................           300                    --                     --
James L. Gray........................................         1,500                    --                     --
All executive officers and directors as a group
(ten persons)(a).....................................      7,433,467(f)           32,481,397(f)              73.1%

(a) The business address of Adelphia Communications Corporation is Main at Water Street, Coudersport, PA 16915. In their capacity as executive officers of Adelphia, the following persons share or may be deemed to share voting and dispositive power over the shares of Common Stock owned by Adelphia, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, Michael J. Rigas, Timothy J.
         Rigas, James P. Rigas and Daniel R. Milliard.

(b) Each share of Class B Common Stock is convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock. Holders of Class A Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders.

(c) The information presented reflects only shares of Class A Common Stock held directly by Adelphia and does not include (i) shares of Class B Common Stock convertible into Class A Common Stock or (ii) 1,621,501 shares of Class A Common Stock issuable under warrants held by Adelphia. Assuming the conversion of all Class B Common Stock held by Adelphia into Class A Common Stock and the exercise of all such warrants, Adelphia would beneficially own 72.0% of the Class A Common Stock as of such date.

(d) Mr. Milliard shares voting and investment power over 10,000 of such shares with his spouse.

(e) The business address of each such holder is DDI Plaza Two, 500 Thomas Street, Suite 400, Bridgeville, PA 15017-2838. Includes with respect to
         (i) Mr. Drenning, an aggregate of 260,000 shares of Class B Common Stock held in trust for the benefit of Mr. Drenning's children for which his spouse serves as co-trustee and as to which shares Mr. Drenning has neither the power to dispose nor the power to vote; and
         (ii) Mr. Fajerski, an aggregate of 260,000 shares held in trust for the benefit of Mr. Fajerski's children for which his spouse serves as co-trustee and as to which shares Mr. Fajerski has neither the power to dispose nor the power to vote.

(f) The information presented includes 6,966,667 shares of Class A Common Stock and 29,125,066 shares of Class B Common Stock held by Adelphia, for which the following executive officers and directors of the Company share or may be deemed to share voting and dispositive power over the shares, subject to the discretion of the Board of Directors of
         Adelphia: John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard. The information presented excludes 1,621,501 shares of Class A Common Stock issuable under warrants held by Adelphia.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During Fiscal 1998, the Company had outstanding to Adelphia an unsecured subordinated note due April 16, 2003 (the "Adelphia Note") that accrued interest at an annual rate of 16.5% and was subordinated to the senior notes of the Company. Interest on the Adelphia Note was payable quarterly in cash, through the issuance of identical subordinated notes or in any combination thereof, at the option of the Company. Interest expense payable to Adelphia during Fiscal 1998 was approximately $6.0 million. On March 31, 1998, approximately $35.9 million in principal and accrued interest on the Adelphia Note was outstanding.

         Messrs. Drenning, Fajerski and Fowler (the "Management Stockholders") together held approximately 11% of the Company's outstanding Common Stock prior to the Company's initial public offering (the "IPO") on May 8, 1998, and were parties to a shareholder agreement, as amended ("Shareholder Agreement") with Adelphia. The Shareholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any Management Stockholder or (b) after October 7, 1998, such Management Stockholder may put his shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's Common Stock under the Securities Act and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Management Stockholders. The Shareholder Agreement terminated upon the completion of the Company's IPO on May 8, 1998. Adelphia has also agreed to vote its shares in the Company to elect each Management Stockholder to the Board of Directors of the Company so long as such person is both an employee and a stockholder of the Company.

         The Company also entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Management Stockholders. Pursuant to the Loan Agreements, each Management Stockholder borrowed $1 million from the Company. Each of these loans accrued interest at the average rate at which the Company can invest cash on a short-term basis, is secured by a pledge of the borrower's Common Stock in the Company, and matured upon the completion of the Company's IPO. Each Loan Agreement also provided that any interest accruing on a loan from the date six months after the date of such loan shall be offset by a bonus payment which shall be paid when principal and interest thereon are due and which shall include additional amounts to pay income taxes applicable to such bonus payment. On May 8, 1998, the Management Stockholders each repaid their loan through proceeds from the sale of 66,667 shares of Class B Common Stock to Adelphia.

         The Company and the Management Stockholders have entered into a registration rights agreement, as amended whereby the Company has agreed to provide the Management Stockholders with one collective demand registration right relating to the Common Stock owned by them or certain permitted transferees. Such demand registration right may be exercised beginning six months after the completion of the Company's IPO and terminated upon the earlier of (i) the sale or disposition of all of such Common Stock, (ii) the date on which all such shares of Common Stock become freely tradable pursuant to Rule 144 or (iii) twelve months after the effectiveness of the demand registration statement.

         The Company and Adelphia have entered into a registration rights agreement, as amended whereby the Company has agreed to provide to Adelphia and certain permitted transferees, with respect to Common Stock owned by them, two demand registration rights per year under certain conditions, including that any such demand be with respect to shares with a minimum of $10 million in market value, and with certain piggyback registration rights in future public offerings of the Common Stock. Adelphia's demand registration rights terminate at such time as Adelphia ceases to hold at least $10 million in market value of Common Stock.

         During Fiscal 1998, the Company incurred charges from Adelphia of approximately $1.7 million for the provision to the Company of shared corporate overhead services in areas such as personnel, payroll, management information services, shared use of office, aircraft and network facilities and support equipment. The Company expects that charges for the provision of similar services by Adelphia to the Company, or by the Company to Adelphia, will continue to be incurred or charged by the Company in the future. The transactions related to the provision of these services have been based on allocation of Adelphia's incremental costs incurred for these services, and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own or the costs which would be charged on a pro-rata allocation of such costs under the Management Services Agreement between the Company and Adelphia dated April 10, 1998, with respect to shared corporate overhead service. During Fiscal 1998, the Company paid Adelphia or certain of Adelphia's affiliates, fiber lease payments of approximately $0.05 million.

         On May 8, 1998, in connection with the IPO, the Company (i) issued and sold an additional 3,324,001 shares of Class A Common Stock to Adelphia at a purchase price of $15.00 per share (the public offering price less the underwriting discount, or an aggregate of approximately $49.9 million) and (ii) issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness (including the Adelphia Note at fair market value) and payables owed to Adelphia at a purchase price of $15.00 per share (the public offering price less the underwriting discount, or an aggregate of $54.6 million). Also on May 8, 1998, in connection with the resolution of the number of warrants to be issued to MCImetro Access Transmission Services, Inc. ("MCI") pursuant to a prior agreement between MCI and the Company, (i) Adelphia purchased from MCI warrants with a three-year term to purchase an aggregate of 1,421,501 shares of Class A Common Stock at $6.15 per share, at a purchase price per share paid by Adelphia to MCI of $8.85 per share (of which warrants to purchase 8,975 of such shares were issued on June 5, 1998), (ii) the Company issued a three-year warrant to Adelphia to acquire 200,000 shares of Class A Common Stock at $16.00 per share, and (iii) the Company paid Adelphia a fee of $0.5 million.

         In April 1998 and in recognition for valuable past service to the Company and as an incentive for future services, the Company authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Class A Common Stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at the initial public offering price for the IPO and (ii) phantom stock awards covering 100,000 shares of Class A Common Stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). Also in April 1998, pursuant to an existing agreement, the Company authorized the issuance under the 1996 Plan to each of Messrs. Drenning, Fajerski and Fowler of stock options covering 13,047 shares of Class A Common Stock with exercise price and vesting terms identical to the Rigas Options.