Form 10-Q
period 1998-06-30
HYPERION TELECOMMUNICATIONS INC
filed 1998-08-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______________ to _____________

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

         At August 12, 1998, 22,114,718 shares of Class A Common Stock, par value $0.01 per share, and 32,576,113 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1998 and June 30, 1998.........................3

       Condensed Consolidated Statements of Operations - Three months ended
         June 30, 1997 and 1998.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three months ended
         June 30, 1997 and 1998.........................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..................................................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................17

Item 2.  Changes in Securities and Use of Proceeds......................................................18

Item 3.  Defaults Upon Senior Securities................................................................18

Item 4.  Submission of Matters to a Vote of Security Holders............................................18

Item 5.  Other Information..............................................................................18

Item 6.  Exhibits and Reports on Form 8-K...............................................................18

SIGNATURES..............................................................................................20

INDEX TO EXHIBITS.......................................................................................21

Item 1.  Financial Statements

                                   HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                      (Dollars in thousands, except share amounts)


                                                                                    March 31,        June 30,
                                                                                       1998             1998
                                                                                  --------------  ----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                    $     230,750   $       444,265
     Other current assets                                                                 4,434             7,114
     Due from affiliates - net                                                               --             7,934
                                                                                  --------------  ----------------
          Total current assets                                                          235,184           459,313

U.S. government securities - pledged                                                     70,535            71,535
Investments                                                                              50,116            49,770
Property, plant and equipment - net                                                     250,633           288,909
Other assets - net                                                                       28,425            27,858
                                                                                  --------------  ----------------
          Total                                                                   $     634,893   $       897,385
                                                                                  ==============  ================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable                                                             $      11,775   $        28,490
     Due to affiliates - net                                                              1,442                --
     Accrued interest and other current liabilities                                       4,687            13,243
                                                                                  --------------  ----------------
          Total current liabilities                                                      17,904            41,733

13% Senior Discount Notes due 2003                                                      215,213           222,949
12 1/4% Senior Secured Notes due 2004                                                   250,000           250,000
Note payable - Adelphia                                                                  35,876                --
Other debt                                                                               27,687            27,228
                                                                                  --------------  ----------------
          Total liabilities                                                             546,680           541,910
                                                                                  --------------  ----------------
12 7/8% Senior exchangeable redeemable preferred stock                                  207,204           214,085
                                                                                  --------------  ----------------
Commitments and contingencies (Note 3)

Common stock and other stockholders' equity (deficiency):
  Class A common stock, $0.01 par value, 300,000,000
     shares authorized, 396,500 and 22,082,603 shares
     outstanding, respectively                                                                4               221
  Class B common stock, $0.01 par value, 150,000,000
     shares authorized, 32,500,000 and 32,568,294 shares
     outstanding, respectively                                                              325               326
  Additional paid in capital                                                                179           301,263
  Class A common stock warrants                                                          13,000                --
  Class B common stock warrants                                                          11,087             4,917
  Loans to stockholders                                                                  (3,000)               --
  Accumulated deficit                                                                  (140,586)         (165,337)
                                                                                  --------------  ----------------
          Total common stock and other stockholders' equity (deficiency)               (118,991)          141,390
                                                                                  ==============  ================
          Total                                                                   $     634,893   $       897,385
                                                                                  ==============  ================

                              See notes to condensed consolidated financial statements.



                                    HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                     (Amounts in thousands, except per share amounts)



                                                                   Three Months Ended
                                                                        June 30,
                                                               ----------------------------
                                                                    1997           1998
                                                               -------------  -------------

Revenues                                                       $      1,520   $      7,635
                                                               -------------  -------------
Operating expenses:
  Network operations                                                  1,180          4,989
  Selling, general and administrative                                 2,380          8,432
  Depreciation and amortization                                       1,372          6,120
                                                               -------------  -------------
          Total                                                       4,932         19,541
                                                               -------------  -------------
Operating loss                                                       (3,412)       (11,906)

Other income (expense):
  Interest income                                                       763          6,059
  Interest expense                                                   (8,077)       (13,704)
  Other income                                                           --          1,000
                                                               -------------  -------------
Loss before income taxes and
    equity in net loss of joint ventures                            (10,726)       (18,551)

Income tax expense                                                       --             --
                                                               -------------  -------------

Loss before equity in net loss
  of joint ventures                                                 (10,726)       (18,551)

Equity in net loss of joint ventures                                 (2,540)        (3,190)
                                                               -------------  -------------

Net  loss                                                           (13,266)       (21,741)

Dividend requirements applicable to preferred stock                      --         (6,807)
                                                                -------------  ------------

Net loss applicable to common stockholders                     $    (13,266)  $    (28,548)
                                                               =============  =============
Basic and diluted net loss per weighted average
  share of common stock                                        $      (0.38)  $      (0.59)
                                                               =============  =============
Weighted average shares of
  common stock outstanding                                           34,890         48,110
                                                               =============  =============

                                  See notes to condensed consolidated financial statements.

                                    HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  (Dollars in thousands)



                                                                                               Three Months
                                                                                              Ended June 30,
                                                                                      --------------------------------
                                                                                            1997             1998
                                                                                      ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                                            $      (13,266)  $      (21,741)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation                                                                           1,054            5,188
        Amortization                                                                             318              932
        Noncash interest expense                                                               6,727            8,473
        Equity in net loss of joint ventures                                                   2,540            3,190
        Issuance of Class A common stock bonus                                                    27              761
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                      (951)          (4,113)
        Accounts payable                                                                         109           16,716
        Accrued interest and other                                                             1,035            8,616
                                                                                      ---------------  ---------------
Net cash (used in) provided by operating activities                                           (2,407)          18,022
                                                                                      ---------------  ---------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                             (18,766)         (43,464)
  Investments in  joint ventures                                                             (18,031)          (2,905)
                                                                                      ---------------  ---------------
Cash used in investing activities                                                            (36,797)         (46,369)
                                                                                      ---------------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of Class A common stock                                                  --          255,462
  Costs associated with issuance of Class A common stock                                          --          (14,417)
  Repayment of debt                                                                             (151)            (459)
  Advances from (to) related parties                                                             849           (1,724)
  Repayment of loans to stockholders                                                              --            3,000
                                                                                      ---------------  ---------------
Net cash provided by financing activities                                                        698          241,862
                                                                                      ---------------  ---------------

(Decrease) increase in cash and cash equivalents                                             (38,506)         213,515

Cash and cash equivalents, beginning of period                                                59,814          230,750
                                                                                      ---------------  ---------------

Cash and cash equivalents, end of period                                              $       21,308   $      444,265
                                                                                      ===============  ===============

                              See notes to condensed consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)



         Hyperion Telecommunications, Inc. is a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The accompanying unaudited condensed consolidated financial statements of Hyperion Telecommunications, Inc. and its majority owned subsidiaries ("Hyperion" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of Hyperion at June 30, 1998 and the unaudited results of operations for the three months ended June 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

1.  Significant Events Subsequent to March 31, 1998:

         On May 8, 1998, the Company issued and sold 12,500,000 shares of Class A Common Stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, the Company (i) issued and sold an additional 3,324,001 shares of Class A Common Stock to Adelphia at a purchase price of $15.00 per share (or an aggregate of approximately $49,900) and (ii) issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54,600). In a related transaction, on June 5, 1998, the Company issued and sold 350,000 shares of Class A Common Stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. These transactions increased the Company's equity by approximately $285,000, while raising approximately $241,000 of net proceeds to continue the expansion of the Company's existing markets and to build new markets.

         In connection with the IPO, Adelphia purchased all warrants, including any antidilutive provisions, issued to MCI in connection with a previous agreement which designated the Company as MCI's preferred provider of end use dedicated access for all new MCI customers and of end user dedicated access circuits resulting from conversions from incumbent LECs in the Company's markets. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and the Company, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia to purchase 200,000 shares of Hyperion's Class A Common Stock at an exercise price equal to the IPO price.

         During the three months ended June 30, 1998, 183,105 Class B warrants were exercised and converted into 1,109,613 shares of Class B Common Stock. Of the 1,109,613 shares issued, 1,041,319 shares had been converted into Class A Common Stock as of June 30, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

         On May 15, 1998, Lenfest Telephony, Inc. ("Lenfest") exercised its warrant to receive 731,624 shares of Hyperion's Class A Common Stock. The warrant related to the purchase by Hyperion of Lenfest's partnership interest in the Harrisburg, Pennsylvania network on February 12, 1998. The Company received no additional consideration for the exercise of the warrant.

              HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


         Since April 1, 1998, Hyperion entered into a series of agreements with Qwest Communications, Williams Communications and several other fiber optic network providers that will allow the Company to significantly increase its presence in the eastern half of the United States. These agreements, totaling $107,000 to be paid by Hyperion over the next two years, provide the Company with ownership or an indefeasible right of use (IRU) to over 8,100 route miles of fiber optic cable. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional long distance, internet and data communications and to cost-effectively further interconnect most of its existing networks with each other and with approximately 25 new first- and second-tier markets and 25 new third-tier markets by the end of 2001.

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

              HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

The Company's nonconsolidated investments are as follows:

                                                             Ownership      March 31,       June 30,
                                                             Percentage       1998            1998
                                                           -------------- -------------- ----------------

  MediaOne Fiber Technologies (Jacksonville)                    20.0 %    $       7,979  $         7,979
  Multimedia Hyperion Telecommunications (Wichita)              49.9              3,900            3,362
  MediaOne of Virginia (Richmond)                               37.0              7,212            7,212
  PECO-Hyperion (Philadelphia)                                  50.0             21,150           25,400
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)         50.0              1,750            3,050
  Hyperion of York                                              50.0              3,500            4,500
  Entergy Hyperion Telecommunications of Louisiana              50.0              3,000            3,525
  Entergy Hyperion Telecommunications of Mississippi            50.0              3,275            3,775
  Entergy Hyperion Telecommunications of Arkansas               50.0              3,550            4,275
  Baker Creek Communications                                    49.9 (1)         10,009            5,154
  Other                                                       Various             1,323            1,322
                                                                          -------------- ----------------
                                                                                 66,648           69,554
  Cumulative equity in net losses                                               (16,532)         (19,784)
                                                                          -------------- ----------------
  Total                                                                   $      50,116  $        49,770
                                                                          ============== ================

(1) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder at a net cost of $25,600 for 232 31-Ghz licenses, which cover approximately 38% of the nation's population - in excess of 90 million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, a portion of which was refunded, as only a 20% deposit is required until the licenses are granted. The Company is committed to provide further funding to consummate such purchase upon the granting of such licenses by the FCC.



             Summarized combined unaudited financial information for the Company's investments being Accounted for using the equity method of accounting, is as follows:

                                          March 31,                 June 30,
                                            1998                      1998
                                      --------------          -----------------
Current assets                          $     7,476             $       14,568
Property, plant and equipment -net          153,495                    159,143
Other non-current assets                     13,454                      3,552
Current liabilities                          13,422                     12,870
Non-current liabilities                      58,004                     47,341




                                            Three months ended June 30,

                                          1997                        1998
                                      --------------          -----------------
Revenues                               $      2,536             $        5,207
Net loss                                     (3,577)                    (6,989)

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

4. Net Loss Per Weighted Average Share of Common Stock:

        Net loss per weighted average share of common stock is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is equal to basic net loss per common share because additional warrants outstanding had an anti-dilutive effect for the periods presented; however, these warrants could have a dilutive effect on earnings per share in the future.

5.  Supplemental Financial Information:

        The Company, in connection with the IPO, issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share, or an aggregate of $54,600. The carrying value of such indebtedness and payables owed to Adelphia was $44,261.

        On April 1, 1998, the Company issued 58,500 shares of Class A Common Stock to an executive of the Company pursuant to his employment agreement.

        There was no cash paid for interest during the three months ended June 30, 1997 and 1998.

        Accumulated depreciation of property, plant and equipment amounted to $14,251 and $19,439 at March 31, 1998 and June 30, 1998, respectively.

6.  Recent Accounting Pronouncements

        SFAS No. 130, "Reporting Comprehensive Income." issued by the Financial Accounting Standards Board in June 1997 is effective for the interim period ended June 30, 1998, with reclassification of comparative financial statements. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. Hyperion has no items of other comprehensive income for either the three months ended June 30, 1997 or 1998.


                -------------------------------------------------

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto filed on Form 10-K for the fiscal year ended March 31, 1998.

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended June 30, 1997 and 1998.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," the "Company's networks" or the "Operating Companies' networks" mean the (a) 22 telecommunications networks in operation or under construction (the "Existing Networks") owned as of June 30, 1998 by 20 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and (b) additional networks planned for development (the "New Networks") as of such date.

         The Company, through its Operating Companies, provides a competitive alternative to the telecommunications services offered by the incumbent local exchange carriers ("LECs") in its markets. The Operating Companies' customers are principally small, medium and large businesses and government and educational end users as well as Interexchange or Long Distance Carriers ("IXCs") and other telecommunications providers. The Company believes that its strategy of utilizing local partners to develop its networks has allowed the Company to build networks with greater coverage, lower upfront and ongoing costs and superior service and reliability.

         As of June 30, 1998, the Company's Operating Companies are made up of ten wholly-owned subsidiaries (through which the Company has an interest in 11 networks), one partnership in which it is a majority owner and nine joint venture investments (through which the Company has an interest in ten networks) in which the Company owns 50% or less. Results of the wholly and majority owned subsidiaries and partnerships are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


contributions to the Operating Companies, and distributions from the Operating Companies to the Company. Hyperion's weighted average ownership in these Operating Companies is 78%, based upon gross property plant and equipment.

          The Company initiated its switched services deployment plan in 1997 and currently provides switched services in 19 markets, two of which were placed in operation during the three month period ended June 30, 1998. Switches for all remaining markets are expected to be operational during 1998. In the Existing Networks, the Company estimates that there are approximately 13.2 million business access lines in service. With the expansion of the Company's business into the New Networks , the Company anticipates that its total addressable market will exceed $40 billion annually or 20 million access lines. The Company has experienced initial success in the sale of business access lines with approximately 64,000 access lines sold as of June 30, 1998, of which approximately 47,100 lines are installed. As of June 30, 1998, approximately 70% of these access lines are provisioned entirely on the Company's network ("on-net lines") with the remainder being a combination of unbundled loops or total service resale from LEC networks.

Recent Developments

         On May 8, 1998, the Company issued and sold 12,500,000 shares of Class A Common Stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, the Company (i) issued and sold an additional 3,324,001 shares of Class A Common Stock to Adelphia at a purchase price of $15.00 per share (or an aggregate of approximately $49,900) and (ii) issued 3,642,666 shares of Class A Common Stock to Adelphia in exchange for certain of the Company's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54,600). In a related transaction, on June 5, 1998, the Company issued and sold 350,000 shares of Class A Common Stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. These transactions increased the Company's equity by approximately $285,000, while raising approximately $241,000 of net proceeds to continue the expansion of the Company's Existing Networks and to build New Networks.

         In connection with the IPO, Adelphia purchased all warrants, including any antidilutive provisions, issued to MCI in connection with a previous agreement which designated the Company as MCI's preferred provider of end use dedicated access for all new MCI customers and of end user dedicated access circuits resulting from conversions from incumbent LECs in the Company's markets. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and the Company, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia to purchase 200,000 shares of Hyperion's Class A Common Stock at an exercise price equal to the IPO price.

         During the three months ended June 30, 1998, 183,105 Class B warrants were exercised and converted into 1,109,613 shares of Class B Common Stock. Of the 1,109,613 shares issued, 1,041,319 shares had been converted into Class A Common Stock as of June 30, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

         On May 15, 1998, Lenfest Telephony, Inc. ("Lenfest") exercised its warrant to receive 731,624 shares of Hyperion's Class A Common Stock. The warrant related to the purchase by Hyperion of Lenfest's partnership interest in the Harrisburg, Pennsylvania network on February 12, 1998. The Company received no additional consideration for the exercise of the warrant.

         Since April 1, 1998, Hyperion entered into a series of agreements with Qwest Communications, Williams Communications and several other fiber optic

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

network providers that will allow Hyperion to significantly increase its presence in the eastern half of the United States. These agreements, totaling $107,000 to be paid by Hyperion over the next two years, provide Hyperion with ownership or an indefeasible right of use to over 8,100 route miles of fiber optic cable. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional long distance, internet and data communications and to costeffectively further interconnect most of its existing networks with each other and with approximately 25 new first- and second-tier markets and 25 new third-tier markets by the end of 2001.

Results of Operations

Three Months Ended June 30, 1998 in Comparison with Three Months Ended June 30, 1997

         Revenues increased 402% to $7,635 for the three months ended June 30, 1998, from $1,520 for the same quarter in the prior fiscal year. Growth in revenues of $6,115 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $6,201 as compared to the same period in the prior fiscal year due to increases in the customer base and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks. The increase was offset somewhat by decreased management fees of $88 from the same period in the prior fiscal year, as a result of the recent consolidations.

         Network operations expense increased 323% to $4,989 for the three months ended June 30, 1998 from $1,180 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Selling, general and administrative expense increased 254% to $8,432 for the three months ended June 30, 1998 from $2,380 for the same quarter in the prior fiscal year. The increase was due primarily to an increase in the sales force in the Existing Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Depreciation and amortization expense increased 346% to $6,120 during the three months ended June 30, 1998 from $1,372 for the same quarter in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Interest income for the three months ended June 30, 1998 increased 694% to $6,059 from $763 for the same quarter in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due to the investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the IPO.

         Interest expense increased 70% to $13,704 during the three months ended June 30, 1998 from $8,077 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the 12 1/4% Senior

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

Secured Notes, partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia.

         Other income for the three months ended June 30, 1998 of $1,000 related to the sale of a warrant in Telergy, Inc. No such payment was received in the prior fiscal year.

         Equity in net loss of joint ventures increased by 26% to $3,190 during the three months ended June 30, 1998 from $2,540 for the same quarter in the prior fiscal year as the nonconsolidated Operating Companies increased operations. The net losses of the nonconsolidated Operating Companies for the three months ended June 30, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 14 at June 30, 1997 to 8 at June 30, 1998 due to the Company's increased ownership in certain operating companies. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $742 for the three months ended June 30, 1998, as compared with $830 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended June 30, 1997 and 1998 aggregated approximately $3,577 and $6,989 respectively.

         Preferred stock dividends for the three months ended June 30, 1998 of $6,807 related to the 12 7/8% Senior Exchangeable Redeemable Preferred Stock. For the same quarter in the prior fiscal year, the Company had not issued any preferred stock.


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

         In order to provide an additional measure of the growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on a proportionate share presentation basis. Proportionate share presentation reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies at Hyperion's ownership percentage as of June 30, 1998. All historical results of operations are presented as if Hyperion's ownership percentage as of June 30, 1998 of its Operating Companies were in place during the entire period

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

presented. While this presentation format is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period. This financial information, however, is not indicative of the Company's overall financial position or results of operations.

     Summary proportionate share information:

                                                                         Three Months Ended
                                                                               June 30,
                                                                         1997           1998
                                                                     ------------   ------------
           Proportionate revenue                                     $     2,798    $     8,842
           Proportionate EBITDA                                           (3,465)        (6,966)
           Proportionate operating loss                                   (7,232)       (14,982)
           Proportionate net loss applicable to common stockholders      (15,244)       (28,901)
           Proportionate capital expenditures                             39,539         48,158
           Proportionate PP&E                                            196,207        384,637



         For the three months ended June 30, 1998, proportionate revenue increased 216% to $8,842 as compared to $2,798 for the same quarter in the prior fiscal year. The increase in revenues resulted primarily from increases in the customer base, the continued maturity of the operating networks and the continued increase of switched services in the current fiscal year. During the three months ended June 30, 1998, the Company initiated service in two markets, bringing the total number of operating networks to 20. In addition, the Company initiated switched services in two of its markets, bringing the total number of markets offering switched services to 19. During the three months ended June 30, 1998, the Operating Companies installed 23,900 additional access lines, bringing total installed access lines to 47,100 with total sales of 64,000 access lines as of June 30, 1998.

         For the three months ended June 30, 1998, proportionate EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures) loss was $6,966 as compared to $3,465 for the same quarter in the prior fiscal year. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. The increase in proportionate EBITDA loss for three months ended June 30, 1998 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         For the three months ended June 30, 1998, proportionate operating loss was $14,982 as compared to $7,232 for the same quarter in the prior fiscal year. The increase in proportionate operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the three months ended June 30, 1998 proportionate net loss applicable to common stockholders was $28,901 as compared to $15,244 for the same quarter in the prior fiscal year. The increase in proportionate net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization and increased interest expense and preferred stock dividends associated with the Company's financing activities.

         During the three months ended June 30, 1998, the Company and its Operating Companies invested $53,994 in capital expenditures, of which Hyperion's proportionate share was $48,158. As of June 30, 1998, total gross property plant and equipment of the Company and its Operating Companies was $495,708, of which Hyperion's proportionate share is $384,637 or 78%.

Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $18,766 and $43,464 for the three months ended June 30, 1997 and 1998, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $18,031 and $2,905 for the three months ended June 30, 1997 and 1998, respectively. The significant increase in capital expenditures for the three months ended June 30, 1998 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary in the markets in which the Company purchased its local partners' interests and the capital expenditures necessary to continue to develop the switching market. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business.

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's wholly and majority-owned networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         The competitive local telecommunication service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Existing Networks, (iii) the design, construction and development of the New Networks and (iv) the acquisition of additional ownership interests in Existing Networks or New Networks. The Company estimates that it will require approximately $420,000 to fund anticipated capital expenditures, working capital requirements and operating losses of the Company and investments in its existing and its planned new Operating Companies through the end of calendar 1999. Expansion of the Company's networks will include the geographic expansion of the Company's Existing Networks and the construction of New Networks over the next several years. The Company expects to build these New Networks in additional markets, which in some cases may include

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

additional partnerships with utility partners. Also, in the future, the Company may increase its ownership interests in Existing Networks. The Company currently expects that its existing cash balance and internally generated funds balance, will be sufficient to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Companies through the beginning of calendar 2000.

         In addition to the foregoing, the Company will use funds for the purchase of LMDS spectrum in the LMDS Auction and to construct and develop associated facilities. The Company is in the process of defining its plans for utilization of the LMDS Spectrum, which could involve substantial additional funds. There can be no assurance, however, as to the availability of funds from internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the 13% Senior Discount Notes (the "Senior Notes") and the 12 1/4% Senior Secured Notes (the "Senior Secured Notes") and the Certificate of Designation for the 12 7/8% Senior Exchangeable Redeemable Preferred Stock provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund pro rata investments required for the Operating Companies could result in a dilution of the Company's interest in the individual Operating Companies or could otherwise have a material adverse effect upon the Company and/or the Operating Companies.

         The expectations of required future capital expenditures are based on the Company's current estimate. There can be no assurance that actual expenditures will not significantly exceed current estimates, that the Company will not accelerate its capital expenditures program, or that the application of existing cash will not otherwise vary significantly from the Company's plans.

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

                                   REGULATION

         Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international services. Jurisdictionally interstate services, which constitute the majority of

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

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

         This section summarizes some of the more recent significant competitive and regulatory developments in the telecommunications industry that could potentially affect the Company, and does not purport to constitute an exhaustive list of the legal and regulatory issues faced by the Company. For a more detailed discussion of such legal and regulatory issues, please see the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

         The Telecommunications Act of 1996 (the "Telecommunications Act") establishes procedures under which an RBOC can enter the in-region interLATA market upon satisfying a competitive checklist. RBOCs in the Company's operating territories have filed applications with the FCC claiming that they have satisfied the competitive checklist and are thus entitled to receive authority to provide in-region interLATA services. Grant of such an application could have a material adverse affect on the Company.

         RBOCs have also recently filed petitions at the FCC requesting a waiver of certain obligations imposed on incumbent LECs in the Telecommunications Act. First, RBOCs have sought to provision high-speed data services free of obligations to unbundle and offer for resale such services. RBOCs are also seeking to provide such services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which otherwise would be required of them. In addition, RBOCs have sought an FCC determination that they need not compensate CLECs for traffic terminated to Internet Service Providers who are customers of CLECs. If the FCC grants the RBOC petitions, such decision could have a material adverse effect on the Company.

         The FCC's Universal Service Order requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to the universal service fund. There can be no guarantee of what effects, if any, changes in the universal service contribution factor, which is calculated on a quarterly basis, will have on the telecommunications industry generally, or on the Company specifically.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities and Use of Proceeds

    (c)   Sales of Unregistered Securities


    Incorporated by reference herein is the portion of Item 5 of Part II of the registrants Form 10-K for the fiscal year ended March 31, 1998 encaptioned "Sales of Unregistered Securities".


Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.1 provides certain financial and business information of the Company for the three months ended June 30, 1998, pursuant to
Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.2 provides certain financial and business information of the Company for the three months ended June 30, 1998, pursuant to
Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.3 provides certain financial and business information of the Company for the three months ended June 30, 1998.

Item  6. Exhibits and Reports on Form 8-K

      (a)     Exhibits:

         Exhibit 27.1 Financial Data Schedule (supplied for the information of the Commission).

         Exhibit 99.1 "Schedule E - Form of Financial Information and
                      Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

         Exhibit 99.2 "Schedule F - Form of Financial Information and
                      Operating Data of the Pledged Subsidiaries and the Joint Ventures".

         Exhibit 99.3 Press Release Dated August 4, 1998

      (b)     Reports on Form 8-K:


Form 8-Ks were filed on May 6 and June 24, 1998 which reported information under items 5 and 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HYPERION TELECOMMUNICATIONS, INC.
                                     (Registrant)



Date:   August 14, 1998               By:   /s/ Timothy J. Rigas
                                       Timothy J. Rigas
                                       Vice Chairman, Chief Financial Officer
                                      (authorized officer) and Treasurer


Date:   August 14, 1998               By: /s/ Edward E. Babcock, Jr.
                                       Edward E. Babcock, Jr.
                                       Vice President, Finance and
                                       Chief Accounting Officer

                                  Exhibit Index


          Exhibit 27.1 Financial Data Schedule (supplied for the
                       information of the Commission).

          Exhibit 99.1 "Schedule E - Form of Financial Information and
                       Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.2 "Schedule F - Form of Financial Information and
                       Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit 99.3 Press Release Dated August 4, 1998

                                                                                                           Exhibit 99.1
                                                       SCHEDULE E


                                           Hyperion Telecommunications, Inc.


                                    Form of Financial Information and Operating Data
                            of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:               6/30/98

Unaudited                                                                                       ***
                                         North East    Mid-Atlantic    Mid-South     Other Networks      Total
FINANCIAL DATA (dollars in thousands):

Total Revenue                           $   3,388.7    $   4,035.8     $   2,268.2    $   3,224.8    $   12,917.5
Total Capital Expenditures              $   9,579.7    $  30,530.6     $   9,876.9    $   4,007.0    $   53,994.2
Total EBITDA                            $     203.8    $  (1,863.3)    $  (2,632.4)   $     990.8    $   (3,301.1)

Gross PP&E                              $  97,639.6    $ 217,354.0     $  94,200.4    $  86,513.8    $  495,707.8

Proportional Revenue *                  $   3,312.9    $   2,674.3     $   2,079.2    $     768.7    $    8,835.1
Proportional Capital Expenditures*      $   9,579.7    $   6,783.7     $   8,928.2    $   2,866.3    $   48,157.9
Proportional EBITDA *                   $     327.7    $  (1,404.7)    $  (2,080.0)   $     274.1    $   (2,882.9)

Proportional Gross PP&E *               $  97,639.6    $ 161,929.9     $  78,126.5    $  46,941.0    $  384,637.0

STATISTICAL DATA Increase for June 30, 1998 quarter:

Networks in Operation                          --              2              --             --               2
Route Miles                                    33             59              --             --              92
Fiber Miles                                 1,589          2,840               5             --           4,434
Buildings connected                            16             31               5             73             125
LEC-COs collocated **                          --              1               1              1               3
Voice Grade Equivalent Circuits            (3,504)        61,200          72,840         19,824         150,360

As of March 31, 1998:

Networks in Operation                           3              7               6              2              18
Route Miles                                 1,530          1,914           1,142            777           5,363
Fiber Miles                                65,712         91,872          54,792         37,296         249,672
Buildings connected                           356            613             589            351           1,909
LEC-COs collocated **                          14             61              21             17             113
Voice Grade Equivalent Circuits           177,048        434,832         136,512        247,248         995,640

As of June 30, 1998:

Networks in Operation                           3              9               6              2              20
Route Miles                                 1,563          1,973           1,142            777           5,455
Fiber Miles                                67,301         94,712          54,797         37,296         254,106
Buildings connected                           372            644             594            424           2,034
LEC-COs collocated **                          14             62              22             18             116
Voice Grade Equivalent Circuits           173,544        496,032         209,352        267,072       1,146,000
Access Lines Sold                          11,029         28,033          19,115          5,835          64,012
Access Lines Installed                      8,004         19,937          14,952          4,184          47,077

*   Represents portion  attributable to the Company.
**  Local Exchange Carrier's central office
*** Other Network amounts includes Network Control Centers and Corporate Capital Expenditures
      and Gross Property, Plant and Equipment

                                                                   Exhibit 99.2

                                   SCHEDULE F

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended: 6/30/98

                                                Unaudited

                                      Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                           $         5,742.4
Total Capital Expenditures                              $        18,104.6
Total EBITDA                                            $        (1,117.9)
Gross Property, Plant & Equipment                       $       171,175.8

STATISTICAL DATA(b):
As of June 30, 1998:
Networks in Operation
Route Miles                                                       3,032
Fiber Miles                                                     137,794
Buildings connected                                               1,143
LEC-COs collocated                                                   50
Voice Grade Equivalent Circuits                                 583,872
Access Lines Sold                                                33,313
Access Lines Installed                                           24,942

(a) Financial Data represents 100% of the operations of all entities except Hyperion of Florida, which is reflected at Hyperion's ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities

                                                                   Exhibit 99.3
                                                     PRESS RELEASE

FOR RELEASE:      IMMEDIATE

CONTACT:          Ed Babcock, Vice President, Finance
                 (814) 274-9830

HYPERION TELECOMMUNICATIONS, INC. AND ITS OPERATING COMPANIES ANNOUNCE FIRST QUARTER RESULTS

                        Coudersport, PA - August 4, 1998

         John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Hyperion Telecommunications, Inc. ("Hyperion" or "the Company") (NASDAQ NNM: HYPT) reported results of operations for Hyperion and its Operating Companies (defined below) for the first quarter which ended on June 30, 1998.

         Due to the ownership structure of its Operating Companies, Hyperion's and its Operating Companies' operating results are presented on both a proportionate share presentation basis (Exhibit A below) and in accordance with generally accepted accounting principles ("GAAP") (Exhibit B below). Proportionate share presentation reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of June 30, 1998. All historical results of operations are presented as if Hyperion's current ownership percentage as of June 30, 1998 of its Operating Companies were in place during the entire period presented. While this presentation format is not in accordance with GAAP, management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period. The Company will also include operating results in accordance with GAAP in its Form 10-Q, which will be filed with the SEC by August 14, 1998.

         First quarter results saw proportionate revenue increase 216% to $8,842,000 over the same quarter in the prior fiscal year and 47% versus the March 1998 quarter. The increase in revenues for the first quarter resulted primarily from increases in the customer base, the continued maturity of the operating networks and the continued increase of switched services in the current fiscal year. During the first quarter, the Company successfully launched switched services in two additional markets, bringing the total number of markets offering switched services to 19. During the June 1998 quarter, the Operating Companies sold 22,500 additional access lines, bringing total sales to 64,000 access lines as of June 30, 1998. (The Company counts access lines on a one for one basis, irrespective of the number of telephone sets in use through trunks into a PBX; that is, no multipliers are used.) Installed lines more than doubled, an increase of 23,800 during the June 1998 quarter, bringing total installed access lines to 47,000 at June 30, 1998, almost 70% of which are provisioned completely on the Company's network (on-net lines). During July 1998, the Company installed an additional 10,000 lines representing the second consecutive month of over 10,000 access line additions, ahead of planned provisioning rates.

         First quarter proportionate EBITDA loss was $6,966,000 as compared to $3,465,000 for the same quarter in the prior fiscal year and $4,480,000 in the March 1998 quarter. The increase in proportionate EBITDA loss for the first quarter was due primarily to increased selling, general, and administrative expenses, which were slightly higher than originally expected as a result of the ramp up in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers.

         First quarter proportionate net loss applicable to common stockholders was $28,901,000 or ($0.60) per share as compared to $15,244,000 or ($0.44) per share for the same quarter in the prior fiscal year. The increase in proportionate net loss for the first quarter was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization expenses and increased interest expense and preferred stock dividends associated with the Company's financing activities.

         During the first quarter, the Company and its Operating Companies invested $53,994,000 in capital expenditures, of which Hyperion's proportionate share was $48,158,000. As of June 30, 1998, total gross property plant and equipment of the Company and its Operating Companies was $495,708,000, of which Hyperion's proportionate share is $384,637,000, or 78%. As of June 30, 1998, the Operating Companies had approximately 5,455 route miles and 254,106 fiber miles and were connected to approximately 2,034 buildings. To date, 19 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service with additional 5ESS switches or remote switching modules planned for the remaining markets throughout 1998.

         During the first quarter, Hyperion completed an initial public offering of 12,850,000 shares of its Class A Common Stock at a price to the public of $16 per share, which coupled with a conversion to equity of debt owed to Adelphia with a fair market value of $54,600,000 and an additional $49,900,000 of cash equity investment by Adelphia, increased the Company's equity by approximately $285,000,000, while raising $241,000,000 of net cash proceeds to continue the expansion of the Company's existing markets and to build new markets. As a result of this offering Hyperion is a 66% owned subsidiary of Adelphia, the seventh largest cable television operator in the United States.

         Hyperion is a leading Competitive Local Exchange Carrier ("CLEC") that designs, constructs, operates and manages state-of-the-art, fiber optic networks and facilities. The Company operates one of the largest CLECs in the United States based upon route miles and buildings connected. As of June 30, 1998 the Company manages and operates 22 networks, 2 of which are under construction, through (i) eight partnerships or limited liability companies with local partners, encompassing nine networks, (ii) 10 wholly owned subsidiaries of the Company, encompassing 11 networks, (iii) one corporation, encompassing one network, in which the Company is a minority shareholder and (iv) one company, encompassing one network, in which the Company is a majority equity holder (collectively, the "Operating Companies").

Exhibit A that follows sets forth the proportionate share operating results for Hyperion and its Operating Companies for the three months ended June 30, 1997 and 1998, respectively.

Exhibit B that follows sets forth the operating results in accordance with GAAP for Hyperion and its consolidated subsidiaries for the three months ended June 30, 1997 and 1998, respectively.


                                    EXHIBIT A

          Hyperion Telecommunications, Inc. and its Operating Companies
                    Proportionate Share Operating Results (a)

                                                                              Unaudited

                                                                          Three Months Ended
                                                                                June 30,
                                                                         1997             1998

Operating Revenue                                                  $   2,798,000    $   8,842,000

Direct Operating Expenses                                              1,724,000        4,161,000
                                                                   -------------------------------
Gross Margin                                                           1,074,000        4,681,000

Sales, General & Administrative Expenses                               4,539,000       11,647,000
                                                                   -------------------------------
EBITDA (b)                                                            (3,465,000)      (6,966,000)

Depreciation & Amortization Expense                                    3,767,000        8,016,000
                                                                   -------------------------------
Operating Loss                                                        (7,232,000)     (14,982,000)

Interest Income                                                          777,000        6,109,000
Interest Expense                                                      (8,792,000)     (14,283,000)
Other Income                                                               3,000        1,062,000
                                                                   -------------------------------
Net Loss                                                             (15,244,000)     (22,094,000)
                                                                   -------------------------------
Preferred Stock Dividends                                                     --       (6,807,000)
                                                                   -------------------------------
Net Loss Applicable to  Common Stockholders                        $ (15,244,000)   $ (28,901,000)
                                                                   ===============================
Weighted Average Shares of Common Stock Outstanding                   34,890,000       48,110,000

Basic and Diluted Net Loss per Weighted Average Share of Common
  Stock                                                            $       (0.44)   $       (0.60)

(a) Proportionate share presentation reflects the collective sum of Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of June 30, 1998. All historical results of operations are presented as if Hyperion's ownership percentage as of June 30, 1998 of its Operating Companies was in place for the entire period presented. While this presentation is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period.

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


                                    EXHIBIT B

               Hyperion Telecommunications, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                                                         Unaudited
                                                                    Three Months Ended
                                                                          June 30,
                                                                   1997             1998

Revenues                                                     $   1,520,000    $   7,635,000

Operating Expenses
  Network Operations                                             1,180,000        4,989,000
  Selling, General & Administrative                              2,380,000        8,432,000
  Depreciation & Amortization Expense                            1,372,000        6,120,000
                                                             -------------------------------
Total                                                            4.932,000       19,541,000
                                                             -------------------------------
Operating Loss                                                  (3,412,000)     (11,906,000)

Other Income (Expense)
  Interest Income                                                  763,000        6,059,000
  Interest Expense                                              (8,077,000)     (13,704,000)
  Other Income                                                                    1,000,000
                                                             -------------------------------

Loss Before Equity in Net Loss                                 (10,726,000)     (18,551,000)
  of Joint Ventures

Equity in Net Loss of Joint Ventures                            (2,540,000)      (3,190,000)
                                                             -------------------------------
Net Loss                                                       (13,266,000)     (21,741,000)
                                                             -------------------------------
Preferred Stock Dividends                                               --        6,807,000
                                                             -------------------------------
Net Loss Applicable to Common Stockholders                   $ (13,266,000)   $ (28,548,000)
                                                             ===============================

Weighted Average Shares of Common Stock Outstanding             34,890,000       48,110,000

Basic and Diluted Net Loss per Weighted Average
 Share of Common Stock                                       $       (0.38)   $       (0.59)
