Form 10-Q
period 1998-09-30
HYPERION TELECOMMUNICATIONS INC
filed 1998-11-17
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

         At November 13, 1998, 22,376,071 shares of Class A Common Stock, par value $0.01 per share, and 32,314,761 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1998 and September 30, 1998....................3

       Condensed Consolidated Statements of Operations - Three and six months ended
         September 30, 1997 and 1998....................................................................4

       Condensed Consolidated Statements of Cash Flows - Six months ended
         September 30, 1997 and 1998....................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................23

Item 2.  Changes in Securities and Use of Proceeds......................................................23

Item 3.  Defaults Upon Senior Securities................................................................23

Item 4.  Submission of Matters to a Vote of Security Holders............................................23

Item 5.  Other Information..............................................................................23

Item 6.  Exhibits and Reports on Form 8-K...............................................................23

SIGNATURES..............................................................................................25

INDEX TO EXHIBITS.......................................................................................26

Item 1.  Financial Statements

                                   HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                      (Dollars in thousands, except share amounts)


                                                                                    March 31,      September 30,
                                                                                        1998             1998
                                                                                  --------------- -----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                    $      230,750   $       126,587
     Due from parent - net                                                                    --           212,300
     Due from affiliates - net                                                             5,099             5,633
     Other current assets                                                                  4,434            10,998
                                                                                  --------------- -----------------
          Total current assets                                                           240,283           355,518

U.S. government securities - pledged                                                      70,535            57,201
Investments                                                                               50,116            57,638
Property, plant and equipment - net                                                      250,633           349,380
Other assets - net                                                                        28,425            27,243
                                                                                  --------------- -----------------
          Total                                                                   $      639,992   $       846,980
                                                                                  =============== =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:

     Accounts payable                                                             $      11,775    $        17,506
     Due to parent - net                                                                  6,541                 --
     Accrued interest and other current liabilities                                       4,687              7,282
                                                                                  --------------  -----------------
          Total current liabilities                                                      23,003             24,788

13% Senior Discount Notes due 2003                                                      215,213            213,124
12 1/4% Senior Secured Notes due 2004                                                   250,000            250,000
Note payable - Adelphia                                                                  35,876                 --
Other debt                                                                               27,687             26,691
                                                                                  --------------  -----------------
          Total liabilities                                                             551,779            514,603
                                                                                  --------------  -----------------

12 7/8% Senior exchangeable redeemable preferred stock                                  207,204            221,251
                                                                                  --------------  -----------------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity (deficiency):
  Class A common stock, $0.01 par value, 300,000,000
     shares authorized, 396,500 and 22,175,682 shares
     outstanding, respectively                                                                4                222
  Class B common stock, $0.01 par value, 150,000,000
     shares authorized, 32,500,000 and 32,515,150 shares
     outstanding, respectively                                                              325                325
  Additional paid in capital                                                                179            294,260
  Class A common stock warrants                                                          13,000                 --
  Class B common stock warrants                                                          11,087              4,483
  Loans to stockholders                                                                  (3,000)                --
  Accumulated deficit                                                                  (140,586)          (188,164)
                                                                                  --------------  -----------------
          Total common stock and other stockholders' equity (deficiency)               (118,991)           111,126
                                                                                  --------------  -----------------
          Total                                                                   $     639,992    $       846,980
                                                                                  ==============  =================

                              See notes to condensed consolidated financial statements.



                                    HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                     (Amounts in thousands, except per share amounts)



                                                                   Three Months Ended             Six Months Ended
                                                                      September 30,                 September 30,
                                                               ----------------------------  ---------------------------
                                                                    1997          1998           1997          1998
                                                               -------------  -------------  -------------- ------------

Revenues                                                       $      2,187    $    12,098   $      3,707   $     19,733
                                                               -------------   ------------  -------------  -------------

Operating expenses:
  Network operations                                                  1,426          7,056          2,606         12,045
  Selling, general and administrative                                 2,879         10,391          5,259         18,823
  Depreciation and amortization                                       2,311          9,843          3,683         15,963
                                                               -------------   ------------  -------------  -------------
          Total                                                       6,616         27,290         11,548         46,831
                                                               -------------   ------------  -------------  -------------

Operating loss                                                       (4,429)       (15,192)        (7,841)       (27,098)

Other income (expense):
  Interest income                                                     1,372          4,169          2,043          8,404
  Interest income - affiliate                                            91          2,995            183          4,819
  Interest expense                                                  (11,087)       (12,535)       (19,164)       (26,239)
  Other income                                                           --            113             --          1,113
                                                               -------------   ------------  -------------  -------------

Loss before income taxes and
    equity in net loss of joint ventures                            (14,053)       (20,450)       (24,779)       (39,001)

Income tax expense                                                       --             --             --             --
                                                               -------------   ------------  -------------  -------------

Loss before equity in net loss
  of joint ventures                                                 (14,053)       (20,450)       (24,779)       (39,001)

Equity in net loss of joint ventures                                 (3,886)        (2,614)        (6,426)        (5,804)
                                                               -------------   ------------  -------------  -------------

Loss before extraordinary gain                                      (17,939)       (23,064)       (31,205)       (44,805)

Extraordinary gain on repurchase of debt                                 --            237             --            237
                                                               -------------   ------------  -------------  -------------

Net loss                                                            (17,939)       (22,827)       (31,205)       (44,568)

Dividend requirements applicable to preferred stock                      --         (7,026)            --        (13,833)
                                                               -------------   ------------  -------------  -------------
Net loss applicable to common stockholders                     $    (17,939)   $   (29,853)  $    (31,205)  $    (58,401)
                                                               =============   ============  =============  =============
Basic and diluted net loss per weighted average
  share of common stock                                        $      (0.51)   $     (0.54)  $      (0.89)  $      (1.13)
                                                               =============   ============  =============  =============
Weighted average shares of
  common stock outstanding                                           34,890         55,497         34,890         51,804
                                                               =============   ============  =============  =============

                                  See notes to condensed consolidated financial statements.


                                    HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                  (Dollars in thousands)



                                                                                                Six months
                                                                                            Ended September 30,
                                                                                      --------------------------------
                                                                                            1997             1998
                                                                                      ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                                            $      (31,205)   $     (44,568)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                                                           2,776           14,103
        Amortization                                                                             907            1,860
        Noncash interest expense                                                              16,101           16,197
        Equity in net loss of joint ventures                                                   6,426            5,804
        Issuance of Class A common stock bonus                                                    27             761
        Extraordinary gain on repurchase of debt                                                  --            (237)
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                    (1,206)          (9,287)
        Accounts payable                                                                       5,673            6,982
        Accrued interest and other                                                                --            1,533
                                                                                      ---------------  ---------------
Net cash used in operating activities                                                           (501)          (6,852)
                                                                                      ---------------  ---------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                             (26,231)        (111,695)
  Investments in  joint ventures                                                             (26,640)         (13,516)
  Net cash used for acquisitions                                                              (7,638)              --
  Investment in U. S. government securities - pledged                                        (83,849)              --
  Sale of U.S. government securities - pledged                                                    --           15,312
                                                                                      ---------------  ---------------
Cash used in investing activities                                                           (144,358)        (109,899)
                                                                                      ---------------  ---------------

Cash flows from financing activities:
  Proceeds from issuance of Class A common stock                                                  --          255,462
  Costs associated with issuance of Class A common stock                                          --          (14,688)
  Proceeds from debt                                                                         250,000               --
  Costs associated with debt financing                                                       (12,305)              --
  Repayment of debt                                                                             (317)         (19,465)
  Advances from (to) related parties                                                           1,567         (211,721)
  Repayment of loans to stockholders                                                              --            3,000
                                                                                      ---------------  ---------------
Net cash provided by financing activities                                                    238,945           12,588
                                                                                      ---------------  ---------------

Increase (decrease) in cash and cash equivalents                                              94,086         (104,163)

Cash and cash equivalents, beginning of period                                                59,814          230,750
                                                                                      ---------------  ---------------

Cash and cash equivalents, end of period                                              $      153,900    $     126,587
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of Hyperion at September 30, 1998 and the unaudited results of operations for the three and six months ended September 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

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

         Through September 30, 1998, 195,965 Class B warrants were exercised and converted into 1,187,541 shares of Class B Common Stock. Of the 1,187,541 shares issued, 1,172,391 shares had been converted into Class A Common Stock as of September 30, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

         Since April 1, 1998, Hyperion entered into a series of agreements with Qwest Communications, Williams Communications and several other fiber optic network providers that will allow the Company to significantly increase its presence in the eastern half of the United States. These agreements, totaling $107,000 to be paid by Hyperion over the next two years, provide the Company with ownership or an indefeasible right of use (IRU) to over 8,100 route miles of fiber optic cable. Through September 30, 1998, the Company has paid $38,239 of the total due under the agreements, which was included in the property, plant and equipment of the Company. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional long distance, internet and data communications and to cost-effectively further interconnect most of its existing networks with each other and with approximately 25 new first- and second-tier markets and 25 new third-tier markets by the end of 2001.

         During the quarter ended September 30, 1998, Hyperion paid $17,313 to repurchase a portion of the 13% Senior Discount Notes due 2003 which had a face value of $25,160 and a carrying value of $17,550. The notes were retired upon repurchase which resulted in a $237 gain.

         On March 24, 1998, the Federal Communications Commission ("FCC") completed the bidding in the auction of licenses for Local Multipoint Distribution Service ("LMDS") in which the Company, through Baker Creek Communications, participated. In connection with the related review of bids and final granting of licenses by the FCC, it was concluded in October 1998 that the Company would acquire the entire interest in 195 31-GHz licenses, which cover approximately 30% of the nation's population (in excess of 83 million people in the eastern half of the United States) for a cost of approximately $44,605. The Company has funded the entire license purchase price through October 26, 1998. The Company is committed to constructing and developing associated facilities for the use of such LMDS spectrum.

         LMDS is a fixed broadband point-to-multipoint service which the FCC anticipates will be used for the deployment of wireless local loop, high speed data transfer and video broadcasting services. The Company currently plans to use such spectrum for "last-mile" connectivity in certain of its markets, and believes the spectrum to be highly complementary to its fiber-based systems. The Company is in the process of further refining its plans for utilization of the LMDS spectrum, which could involve substantial additional funds. There can be no assurances that the Company will develop and implement a successful and profitable LMDS strategy or that the LMDS spectrum will provide a cost-effective means to connect to end user locations.

         The Company has made demand advances to Adelphia which totaled $211,000 as of September 30, 1998. The Company received interest on the advances at a rate of 6.305%.

         On November 4, 1998, the Company entered into purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partners in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne will receive approximately $82,751 in cash for MediaOne's ownership interests in these networks. In addition, the Company will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 which are generally payable over the next ten years. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approvals, the Company's ownership interest in each of these networks will increase to 100%.

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

The Company's nonconsolidated investments are as follows:

                                                                  Ownership      March 31,      September 30,
                                                                  Percentage       1998             1998
                                                               ---------------  ------------   ----------------


 MediaOne Fiber Technologies (Jacksonville)                         20.0 %      $     7,979    $         7,979
 Multimedia Hyperion Telecommunications (Wichita)                   49.9              3,900              4,668
 MediaOne of Virginia (Richmond)                                    37.0              7,212              7,212
 PECO-Hyperion (Philadelphia)                                       50.0             21,150             27,775
 PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)              50.0              1,750              3,550
 Hyperion of York                                                   50.0              3,500              5,127
 Allegheny Hyperion Telecommunications                              50.0                 --              1,475
 Entergy Hyperion Telecommunications of Louisiana                   50.0              3,000              4,922
 Entergy Hyperion Telecommunications of Mississippi                 50.0              3,275              5,346
 Entergy Hyperion Telecommunications of Arkansas                    50.0              3,550              5,631
 Baker Creek Communications                                         49.9 (1)         10,009              5,154
 Other                                                            Various             1,323              1,325
                                                                                ------------   ----------------
                                                                                     66,648             80,164
 Cumulative equity in net losses                                                    (16,532)           (22,526)
                                                                                ------------   ----------------
 Total                                                                          $    50,116    $        57,638
                                                                                ============   ================

(1) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder at a net cost of $25,600 for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, a portion of which was refunded. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998. See Note 1 of the Condensed Consolidated Financial Statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)



     Summarized combined unaudited financial information for the Company's nonconsolidated investments being investments listed above being accounted for using the equity method of accounting as of September 30, 1998 for the periods ended, is as follows:

                                      March 31,            September 30,
                                        1998                    1998
                                     -----------          ---------------
Current assets                         $  7,476                 $  7,072
Property, plant and equipment -net      153,495                  177,597
Other non-current assets                 13,454                    3,382
Current liabilities                      13,422                   10,237
Non-current liabilities                  58,004                   51,153


                                         Six months ended September 30,
                                          1997                  1998
                                     -----------          ---------------
Revenues                                $ 5,152                 $ 13,194
Net loss                                 (8,272)                 (12,966)


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

5.  Supplemental Financial Information:

         For the six months ended September 30, 1998, the Company paid interest of $15,312. For the six months ended September 30, 1997, no cash was paid for interest.

         Accumulated depreciation of property, plant and equipment amounted to $14,251 and $28,354 at March 31, 1998 and September 30, 1998, respectively.

6.  Recent Accounting Pronouncements:

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

assets or liabilities in the statement of financial position and measure those instruments at fair market value. Management of the Company has not evaluated the impact of SFAS No. 133.


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

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments, year 2000 issues, actions of competitors and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the six months ended September 30, 1997 and 1998.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks" or the "Company's networks" mean the (a) 22 telecommunications networks in operation or under construction (the "Existing Networks") owned as of September 30, 1998 by 20 Operating Companies (which, as defined herein, are
(i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and
(b) additional networks planned for development (the "New Networks") as of such date.

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

         As of September 30, 1998, the Company's Operating Companies are made up of ten wholly-owned subsidiaries (through which the Company has an interest in 11 networks), one partnership in which it is a majority owner and nine joint venture investments (through which the Company has an interest in ten networks) in which the Company owns 50% or less. Results of the wholly and majority owned subsidiaries and partnerships are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

contributions to the Operating Companies, and distributions from the Operating Companies to the Company. Hyperion's weighted average ownership in these Operating Companies is 79%, based upon gross property plant and equipment.

         The Company initiated its switched services deployment plan in 1997 and currently provides switched services in 20 markets, one of which was placed in operation during the three month period ended September 30, 1998. Switches for the remaining markets are expected to be operational during 1998. In the Existing Networks, the Company estimates that there are approximately 13.2 million business access lines in service. With the expansion of the Company's business into the New Networks, the Company anticipates that its total addressable market will exceed $40 billion annually or 20 million access lines. The Company has experienced initial success in the sale of business access lines with approximately 93,960 access lines sold as of September 30, 1998, of which approximately 77,134 lines are installed. As of September 30, 1998, approximately 66% of these access lines are provisioned entirely on the Company's network ("on-net lines") with the remainder being a combination of unbundled loops or total service resale from LEC networks.

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

         Through September 30, 1998, 195,965 Class B warrants were exercised and converted into 1,187,541 shares of Class B Common Stock. Of the 1,187,541 shares issued, 1,172,391 shares had been converted into Class A Common Stock as of September 30, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

         On May 15, 1998, Lenfest Telephony, Inc. ("Lenfest") exercised its warrant to receive 731,624 shares of Hyperion's Class A Common Stock. The warrant related to the purchase by Hyperion of Lenfest's partnership interest in the Harrisburg, Pennsylvania network on February 12, 1998. The Company received no additional consideration for the exercise of the warrant.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         Since April 1, 1998, Hyperion entered into a series of agreements with Qwest Communications, Williams Communications and several other fiber optic network providers that will allow Hyperion to significantly increase its presence in the eastern half of the United States. These agreements, totaling $107,000 to be paid by Hyperion over the next two years, provide Hyperion with ownership or an indefeasible right of use to over 8,100 route miles of fiber optic cable. Through September 30, 1998, the Company has paid $38,239 of the total due under the agreements, which was included in the property, plant and equipment of the Company. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional long distance, internet and data communications and to cost effectively further interconnect most of its existing networks with each other and with New Networks serving approximately 25 new first- and second-tier markets and 25 new third-tier markets by the end of 2001.

         During the quarter ended September 30, 1998, Hyperion paid $17,313 to repurchase a portion of the 13% Senior Discount Notes due 2003 which had a face value of $25,160 and a carrying value of $17,550. The notes were retired upon repurchase which resulted in a $237 gain.

         On March 24, 1998, the Federal Communications Commission ("FCC") completed the bidding in the auction of licenses for Local Multipoint Distribution Service ("LMDS") in which the Company, through Baker Creek Communications, participated. In connection with the related review of bids and final granting of licenses by the FCC, it was concluded in October 1998 that the Company would acquire the entire interest in 195 31-GHz licenses, which cover approximately 30% of the nation's population (in excess of 83 million people in the eastern half of the United States) for a cost of approximately $44,605. The Company has funded the entire license purchase price through October 26, 1998. The Company is committed to constructing and developing associated facilities for the use of such LMDS spectrum.

         LMDS is a fixed broadband point-to-multipoint service which the FCC anticipates will be used for the deployment of wireless local loop, high speed data transfer and video broadcasting services. The Company currently plans to use such spectrum for "last-mile" connectivity in certain of its markets, and believes the spectrum to be highly complementary to its fiber-based systems. The Company is in the process of further refining its plans for utilization of the LMDS spectrum, which could involve substantial additional funds. There can be no assurances that the Company will develop and implement a successful and profitable LMDS strategy or that the LMDS spectrum will provide a cost-effective means to connect to end user locations.

         On November 4, 1998, the Company entered into purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partners in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne will receive approximately $82,751 in cash for MediaOne's ownership interests in these networks. In addition, the Company will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 which are generally payable over the next ten years. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approvals, the Company's ownership interest in each of these networks will increase to 100%.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

Results of Operations

Three Months Ended September 30, 1998 in Comparison with Three Months Ended September 30, 1997

         Revenues increased 453% to $12,098 for the three months ended September 30, 1998, from $2,187 for the same quarter in the prior fiscal year. Growth in revenues of $9,911 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $9,828 as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Network operations expense increased 395% to $7,056 for the three months ended September 30, 1998 from $1,426 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Selling, general and administrative expense increased 261% to $10,391 for the three months ended September 30, 1998 from $2,879 for the same quarter in the prior fiscal year. The increase was due primarily to an increase in the sales force in the Existing Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Depreciation and amortization expense increased 326% to $9,843 during the three months ended September 30, 1998 from $2,311 for the same quarter in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Interest income for the three months ended September 30, 1998 increased 204% to $4,169 from $1,372 for the same quarter in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due to the investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the IPO.

         Interest income - affiliate for the three months ended September 30, 1998 increased to $2,995 from $91 as a result of demand advances made to Adelphia during the current period.

         Interest expense increased 13% to $12,535 during the three months ended September 30, 1998 from $11,087 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the 12 1/4% Senior Secured Notes, partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia.

         Equity in net loss of joint ventures decreased by 33% to $2,614 during the three months ended September 30, 1998 from $3,886 for the same quarter in the prior fiscal year. The net losses of the nonconsolidated Operating Companies for the three months ended September 30, 1998 were primarily the result of

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The decrease was also due to the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 12 at September 30, 1997 to 8 at September 30, 1998 due to the Company's increased ownership in certain Operating Companies. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $917 for the three months ended September 30, 1998, as compared with $839 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended September 30, 1997 and 1998 aggregated approximately $4,645 and $6,101 respectively.

         Preferred stock dividends for the three months ended September 30, 1998 of $7,026 related to the 12 7/8% Senior Exchangeable Redeemable Preferred Stock. For the same quarter in the prior fiscal year, the Company had not issued any preferred stock.

Six Months Ended September 30, 1998 in Comparison with Six Months Ended September 30, 1997

         Revenues increased 432% to $19,733 for the six months ended September 30, 1998, from $3,707 for the same period in the prior fiscal year. Growth in revenues of $16,026 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $16,029 as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services as a result of the retail ended user strategy adopted by the Company and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Network operations expense increased 362% to $12,045 for the six months ended September 30, 1998 from $2,606 for the same period in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Selling, general and administrative expense increased 258% to $18,823 for the six months ended September 30, 1998 from $5,259 for the same period in the prior fiscal year. The increase was due primarily to an increase in the sales force in the Existing Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Depreciation and amortization expense increased 333% to $15,963 during the six months ended September 30, 1998 from $3,683 for the same period in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Interest income for the six months ended September 30, 1998 increased 311% to $8,404 from $2,043 for the same period in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

to the investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the IPO.

         Interest income - affiliate for the six months ended September 30, 1998 increased to $4,819 from $183 as a result of demand advances made to Adelphia during the current period.

         Interest expense increased 37% to $26,239 during the six months ended September 30, 1998 from $19,164 for the same period in the prior fiscal year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the 12 1/4% Senior Secured Notes, partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia.

         Equity in net loss of joint ventures decreased by 10% to $5,804 during the six months ended September 30, 1998 from $6,426 for the same period in the prior fiscal year. The net losses of the nonconsolidated Operating Companies for the six months ended September 30, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The decrease was also due to the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 12 at September 30, 1997 to 8 at September 30, 1998 due to the Company's increased ownership in certain operating companies. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,659 for the six months ended September 30, 1998, as compared with $1,669 for the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the six months ended September 30, 1997 and 1998 aggregated approximately $8,272 and $12,966 respectively.

         Preferred stock dividends for the six months ended September 30, 1998 of $13,833 related to the 12 7/8% Senior Exchangeable Redeemable Preferred Stock. For the same period in the prior fiscal year, the Company had not issued any preferred stock.


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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         In order to provide an additional measure of the growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on a proportionate share presentation basis. Proportionate share presentation reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies at Hyperion's ownership percentage as of September 30, 1998. All historical results of operations are presented as if Hyperion's ownership percentage as of September 30, 1998 of its Operating Companies were in place during the entire period presented. While this presentation format is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period. This financial information, however, is not indicative of the Company's overall financial position or results of operations.


   Summary proportionate share information:

                                                                     Three Months Ended            Six Month Ended
                                                                       September 30,                September 30,

                                                                   1997           1998           1997          1998
                                                               --------------  ------------   ------------  ------------

   Proportionate revenue                                           $  3,745      $ 14,248        $ 6,543      $ 23,090
   Proportionate EBITDA                                              (3,629)       (6,259)        (7,094)      (13,225)
   Proportionate operating loss                                      (9,013)      (17,925)       (16,245)      (32,907)
   Proportionate net loss applicable to common stockholders         (20,001)      (30,466)       (35,245)      (59,367)
   Proportionate capital expenditures                                18,537        80,121         58,076       128,277
   Proportionate gross property, plant and equipment                220,850       464,742        220,850       464,742

         For the three months ended September 30, 1998, proportionate revenue increased 280% to $14,248 as compared to $3,745 for the same quarter in the prior fiscal year. The increase in revenues resulted from the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company. During the September, 1998 quarter, the Company initiated switched services in one of its markets, bringing the total number of markets offering switched services to 20. During the three months ended September 30, 1998, the Operating Companies installed 30,057 additional access lines, bringing total installed access lines to 77,134 with total sales of 93,960 access lines as of September 30, 1998.

         For the three months ended September 30, 1998, proportionate EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures) loss was $6,259 as compared to $3,629 for the same quarter in the prior fiscal year. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. The increase in proportionate

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

EBITDA loss for three months ended September 30, 1998 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers.

         For the three months ended September 30, 1998, proportionate operating loss was $17,925 as compared to $9,013 for the same quarter in the prior fiscal year. The increase in proportionate operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the three months ended September 30, 1998 proportionate net loss applicable to common stockholders was $30,466 as compared to $20,001 for the same quarter in the prior fiscal year. The increase in proportionate net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization and increased interest expense and preferred stock dividends associated with the Company's financing activities.

         During the three months ended September 30, 1998, the Company and its Operating Companies invested $92,157 in capital expenditures, of which Hyperion's proportionate share was $80,121. As of September 30, 1998, total gross property plant and equipment of the Company and its Operating Companies was $587,850, of which Hyperion's proportionate share is $464,742 or 79%.

         For the six months ended September 30, 1998, proportionate revenue increased 253% to $23,090 as compared to $6,543 for the same period in the prior fiscal year. The increase in revenues resulted from the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company.

         For the six months ended September 30, 1998, proportionate EBITDA loss was $13,225 as compared to $7,094 for the same period in the prior fiscal year. The increase in proportionate EBITDA loss for six months ended September 30, 1998 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers.

         For the six months ended September 30, 1998, proportionate operating loss was $32,907 as compared to $16,245 for the same period in the prior fiscal year. The increase in proportionate operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the six months ended September 30, 1998 proportionate net loss applicable to common stockholders was $59,367 as compared to $35,245 for the same period in the prior fiscal year. The increase in proportionate net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization and increased interest expense and preferred stock dividends associated with the Company's financing activities.

         During the six months ended September 30, 1998, the Company and its Operating Companies invested $146,152 in capital expenditures, of which Hyperion's proportionate share was $128,277.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)


Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $26,231 and $111,695 for the six months ended September 30, 1997 and 1998, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $26,640 and $13,516 for the six months ended September 30, 1997 and 1998, respectively. The significant increase in capital expenditures for the six months ended September 30, 1998 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary in the markets in which the Company purchased its local partners' interests, the capital expenditures necessary to develop new and existing markets and payments that were required relating to the fiber purchases previously discussed. The Company expects that it will continue to have substantial capital and investment commitments. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         The competitive local telecommunications service business is a capital-intensive business. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's Network Operating Control Central ("NOCC") and Existing Networks, (iii) the design, construction and development of new networks and (iv) the acquisition of additional ownership interests in Existing Networks or new networks. The Company estimates that it will require approximately $460 million to fund anticipated capital expenditures, working capital requirements and operating losses of the Company, to increase its ownership interest in existing networks and to invest in its existing and its planned new Operating Companies from October 1, 1998 through the end of calendar 1999. Expansion of the Company's networks will include the geographic expansion of the Company's Existing Networks and the construction of new networks over the next several years. The Company expects to build these new networks in additional markets, which in some cases may include additional partnerships with utility partners. Also, in the future, the Company may increase its ownership interests in Existing Networks. The expectations of required future capital expenditures are based on the Company's current estimate. The Company may, at its option, significantly reduce its capital spending on both new and existing networks which may have a material adverse impact on the Company's future anticipated growth. Correspondingly, there can be no assurance that actual expenditures will not significantly exceed current estimates, that the Company will not accelerate its capital expenditures program, or that the application of existing cash will not otherwise very significantly from the Company's plans. In addition to the foregoing, the Company, through Baker Creek Communications, paid $39,451 on October 26, 1998 for the purchase of LMDS spectrum in the LMDS Auction.

         The Company currently expects that its existing cash balance, demand advances to Adelphia, internally generated funds and future financing sources will be sufficient to fund the Company's capital expenditures, operating losses and pro rata investments in the Operating Companies through the end of fiscal 2000. There can be no assurance, however, as to the availability of funds from

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the 13% Senior Discount Notes (the "Senior Notes") and the 12 1/4% Senior Secured Notes (the "Senior Secured Notes") and the Certificate of Designation for the 12 7/8% Senior Exchangeable Redeemable Preferred Stock provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund its capital expenditures, operating losses or pro rata investment in the Operating Companies could have a material adverse effect upon the Company and/or the Operating Companies.

Year 2000 Issues

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, telephony equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issues.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

         information processing and financial reporting systems

         customer billing systems

         customer service systems

         telecommunication transmission and reception systems

         facility systems

         System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

         inventorying and assessing the impact on affected technology and systems developing solutions for affected technology and systems

         modifying or replacing affected technology and systems

         testing and verifying solutions

         implementing solutions

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         developing contingency plans

         The Company has substantially completed inventorying and assessing the affected computerized systems and technologies. The Company is in various stages of its year 2000 compliance program with respect to the remaining phases as it relates to the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by June 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by June 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by June 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by June 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have not been material. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $500. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages, however the Company can not currently estimate the extent of any such adverse effects.

         The Company is in the process of identifying secondary sources to supply its systems or services in the event it becomes probable that any of its systems will not be year 2000 ready prior to the end of 1999. The Company is also in the process of identifying secondary vendors and service providers to replace those vendors and service providers whose failure to be year 2000 ready could lead to a significant delay in the company's ability to provide its service to its customers.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                   REGULATION

         Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international services. Jurisdictionally interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state. State regulatory commissions exercise jurisdiction over intrastate services. Additionally, municipalities and other local government agencies may regulate limited aspects of the Company's business, such as use of rights-of-way. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict. The networks are also subject to numerous local regulations such as building codes and licensing.

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

         RBOCs have also recently filed petitions at the FCC requesting a waiver of certain obligations imposed on incumbent LECs in the Telecommunications Act. First, RBOCs have sought (with some degree of success) to provision high-speed data services free of obligations to unbundle and offer for resale such services. RBOCs are also seeking to provide such services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which otherwise would be required of them. In addition, RBOCs have sought an FCC determination that they need not compensate CLECs for traffic terminated to Internet Service Providers who are customers of CLECs. If the FCC grants the RBOC petitions, such decision could have a material adverse effect on the Company.

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

    None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.1 provides certain financial and business information of the Company for the three months ended September 30, 1998, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.2 provides certain financial and business information of the Company for the three months ended September 30, 1998, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.3 provides certain financial and business information of the Company for the three months ended September 30, 1998.

Item  6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

     Exhibit 27.1 Financial Data Schedule (supplied for the information of the Commission).

     Exhibit 99.1 "Schedule E - Form of Financial Information and
                   Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

     Exhibit 99.2 "Schedule F - Form of Financial Information and
                   Operating Data of the Pledged Subsidiaries and the Joint Ventures".

     Exhibit 99.3 Press Release Dated November 4, 1998

(b)     Reports on Form 8-K:

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HYPERION TELECOMMUNICATIONS, INC.
                                        (Registrant)



Date:   November 16, 1998               By:  /s/ Timothy J. Rigas
                                           ---------------------------------
                                          Timothy J. Rigas
                                          Vice Chairman, Chief Financial Officer
                                           (authorized officer) and Treasurer


Date:   November 16, 1998               By:  /s/ Edward E. Babcock, Jr.
                                           -------------------------------
                                          Edward E. Babcock, Jr.
                                          Vice President, Finance and
                                           Chief Accounting Officer

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

     Exhibit 99.3 Press Release Dated November 4, 1998

                                                                                                         Exhibit 99.1
                                   SCHEDULE E


                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster


Data presented for the quarter ended:               9/30/98


Unaudited                                                                                       ***
                                        North East      Mid-Atlantic       Mid-South      Other Networks        Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                         $       4,921.6 $        6,953.9  $       4,364.8  $         3,329.7 $     19,570.0
Total Capital Expenditures            $       3,822.6 $       62,563.8  $      13,744.3  $        12,027.3 $     92,158.0
Total EBITDA                          $       1,314.7 $       (1,364.2) $      (1,788.7) $           816.9 $     (1,021.3)

Gross PP&E                            $      96,293.9 $      275,680.1  $     105,282.0  $       110,593.6 $    587,849.6

Proportional Revenue *                $       4,825.5 $        4,583.4  $       3,961.2  $           868.9 $     14,239.0
Proportional Capital Expenditures *   $       3,822.6 $       55,239.6  $      10,747.5  $        10,310.9 $     80,120.6
Proportional EBITDA *                 $       1,431.0 $       (1,247.0) $      (1,302.5) $           208.0 $       (910.5)

Proportional Gross PP&E *             $      96,293.9 $      212,931.8  $      86,211.4  $        69,304.4 $    464,741.5

STATISTICAL DATA
Increase for September 30, 1998
quarter:

Networks in Operation                              --               --               --                 --             --
Route Miles                                         1              237               16                  2            256
Fiber Miles                                        24           11,367              787                 96         12,274
Buildings connected                                18               47               40                  4            109
LEC-COs collocated **                               2                2                3                 --              7
Voice Grade Equivalent Circuits                    --               --               --                 --             --

As of June 30, 1998:

Networks in Operation                               3                9                6                  2             20
Route Miles                                     1,563            1,973            1,142                777          5,455
Fiber Miles                                    67,301           94,712           54,797             37,296        254,106
Buildings connected                               372              644              594                424          2,034
LEC-COs collocated **                              14               62               22                 18            116
Voice Grade Equivalent Circuits               173,544          496,032          209,352            267,072      1,146,000

As of September 30, 1998:

Networks in Operation                               3                9                6                  2             20
Route Miles                                     1,564            2,210            1,158                779          5,711
Fiber Miles                                    67,325          106,079           55,584             37,392        266,380
Buildings connected                               390              691              634                428          2,143
LEC-COs collocated **                              16               64               25                 18            123
Voice Grade Equivalent Circuits               173,544          496,032          209,352            267,072      1,146,000
Access Lines Sold                              15,887           42,386           27,611              8,076         93,960
Access Lines Installed                         13,577           34,629           23,085              5,843         77,134

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

                                                                    Exhibit 99.2

                                   SCHEDULE F

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                                 9/30/98

                                    Unaudited

                                                                       Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                                   $      8,990.8
Total Capital Expenditures                                      $      6,825.1
Total EBITDA                                                    $        720.9

 Gross Property, Plant & Equipment                              $    170,169.9

STATISTICAL DATA(b):
As of September 30, 1998:
Networks in Operation
Route Miles                                                              3,051
Fiber Miles                                                            138,501
Buildings connected                                                      1,164
LEC-COs collocated                                                          54
Voice Grade Equivalent Circuits                                        583,872
Access Lines Sold                                                       46,054
Access Lines Installed                                                  38,097

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


                                                                   Exhibit 99.3
                                  PRESS RELEASE

FOR RELEASE:      IMMEDIATE

CONTACT:                   Ed Babcock, Vice President, Finance
                           (814) 274-9830


     HYPERION TELECOMMUNICATIONS, INC. AND ITS OPERATING COMPANIES ANNOUNCE
                             SECOND QUARTER RESULTS


                       Coudersport, PA - November 4, 1998

John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Hyperion Telecommunications, Inc. ("Hyperion" or "the Company") (NASDAQ NNM: HYPT) reported results of operations for Hyperion and its Operating Companies (defined below) for the second quarter which ended on September 30, 1998.

Due to the ownership structure of its Operating Companies, Hyperion's and its Operating Companies' operating results are presented on both a proportionate share presentation basis (Exhibit A below) and in accordance with generally accepted accounting principles ("GAAP") (Exhibit B below). Proportionate share presentation reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of September 30, 1998. All proportionate share historical results of operations are presented as if Hyperion's current ownership percentage as of September 30, 1998 of its Operating Companies were in place during the entire period presented. While this presentation format is not in accordance with GAAP, management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period. The Company will include operating results in accordance with GAAP in its Form 10-Q, which will be filed with the SEC by November 16, 1998.

Second quarter results saw proportionate revenue increase 280% to $14,248,000 over the same quarter in the prior fiscal year and 61% versus the June 1998 quarter. The increase in revenues for the second quarter was primarily due to the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company. During the second quarter, the Company successfully launched switched services in one additional market, bringing the total number of markets offering switched services to 20. During the September 1998 quarter, the Operating Companies sold 29,948 additional access lines, bringing total sales to 93,960 access lines as of September 30, 1998. (The Company counts access lines on a one for one basis, irrespective of the number of telephone sets in use through trunks into a PBX; that is, no multipliers are used.) Installed lines also increased 30,057 during the September 1998 quarter, bringing total installed access lines to 77,134 at September 30, 1998, approximately 66% of which are provisioned completely on the Company's network (on-net lines).

Second quarter proportionate EBITDA loss was $6,259,000 as compared to $3,629,000 for the same quarter in the prior fiscal year and $6,966,000 in the June 1998 quarter. The decrease in proportionate EBITDA loss for the second quarter as compared with the June 1998 quarter was due primarily higher revenues, better gross margins from on-net services offset by increased selling, general, and administrative expenses as a result of the ramp up in direct sale and marketing distribution channels.

Second quarter proportionate net loss applicable to common stockholders was $30,466,000 or ($0.55) per share as compared to $20,001,000 or ($0.57) per share for the same quarter in the prior fiscal year and $28,901,000 or ($0.60) per share for the June 1998 quarter. The increase in proportionate net loss for the second quarter was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization expenses and increased interest expense and preferred stock dividends associated with the Company's financing activities.

During the second quarter, the Company and its Operating Companies invested $92,158,000 in capital expenditures, of which Hyperion's proportionate share was $80,121,000. Included in this figure is $38,239,000 attributable to the Company's inter-city long haul fiber purchases. As of September 30, 1998, total gross property plant and equipment of the Company and its Operating Companies was $587,850,000, of which Hyperion's proportionate share is $464,742,000, or 79%. As of September 30, 1998, the Operating Companies had approximately 5,711 route miles and 266,380 fiber miles and were connected to approximately 2,143 buildings. To date, 20 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service.


Hyperion is a leading Competitive Local Exchange Carrier ("CLEC") that designs, constructs, operates and manages state-of-the-art, fiber optic networks and facilities. The Company operates one of the largest CLECs in the United States based upon route miles and buildings connected. As of September 30, 1998 the Company manages and operates 22 networks, 2 of which are under construction, through (i) eight partnerships or limited liability companies with local partners, encompassing nine networks, (ii) 10 wholly owned subsidiaries of the Company, encompassing 11 networks, (iii) one corporation, encompassing one network, in which the Company is a minority shareholder and (iv) one company, encompassing one network, in which the Company is a majority equity holder (collectively, the "Operating Companies").

Exhibit A that follows sets forth the proportionate share operating results for Hyperion and its Operating Companies for the three and six months ended September 30, 1997 and 1998, respectively.

Exhibit B that follows sets forth the operating results in accordance with GAAP for Hyperion and its consolidated subsidiaries for the three and six months ended September 30, 1997 and 1998, respectively.


                                                       EXHIBIT A

                             Hyperion Telecommunications, Inc. and its Operating Companies
                                       Proportionate Share Operating Results (a)

                                                                                   Unaudited

                                                                 Three Months Ended                Six Months Ended
                                                                    September 30,                   September 30,
                                                                 1997           1998              1997         1998

Operating Revenue                                              $  3,745,000   $ 14,248,000     $  6,543,000 $ 23,090,000

Direct Operating Expenses                                         2,026,000      5,900,000        3,750,000   10,061,000
                                                           --------------------------------   ---------------------------
Gross Margin                                                      1,719,000      8,348,000        2,793,000   13,029,000

Sales, General & Administrative Expenses                          5,348,000     14,607,000        9,887,000   26,254,000
                                                           --------------------------------   ---------------------------
EBITDA (b)                                                       (3,629,000)    (6,259,000)      (7,094,000) (13,225,000)

Depreciation & Amortization Expense                               5,384,000     11,666,000        9,151,000   19,682,000
                                                           --------------------------------   ---------------------------
Operating Loss                                                   (9,013,000)   (17,925,000)     (16,245,000) (32,907,000)

Interest Income                                                   1,474,000      7,337,000        2,251,000   13,446,000
Interest Expense                                                (12,462,000)   (13,217,000)     (21,254,000) (27,500,000)
Other Income                                                             --        128,000            3,000    1,190,000
Extraordinary Gain on Repurchase of Debt                                 --        237,000               --      237,000
                                                           --------------------------------   ---------------------------
Net Loss                                                        (20,001,000)   (23,440,000)     (35,245,000) (45,534,000)
                                                           --------------------------------   ---------------------------
Preferred Stock Dividends                                                --     (7,026,000)              --  (13,833,000)
                                                           --------------------------------   ---------------------------
Net Loss Applicable to  Common Stockholders                    $(20,001,000)  $(30,466,000)    $(35,245,000)$(59,367,000)
                                                           ================================   ===========================

Weighted Average Shares of Common Stock Outstanding              34,890,000     55,497,000       34,890,000   51,804,000
                                                           ================================   ===========================

Basic and Diluted Net Loss per Weighted Average Share
  of Common Stock                                              $      (0.57)  $      (0.55)     $     (1.01)$      (1.15)
                                                           ================================   ===========================


(a) Proportionate share presentation reflects the collective sum of Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of September 30, 1998. All historical results of operations are presented as if Hyperion's ownership percentage as of September 30, 1998 of its Operating Companies was in place for the entire period presented. While this presentation is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format better depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations during the period.

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




                                                           EXHIBIT B

                                      Hyperion Telecommunications, Inc. and Subsidiaries
                                        Condensed Consolidated Statements of Operations

                                                                                        Unaudited
                                                                    Three Months Ended                Six Months Ended
                                                                       September 30,                    September 30,
                                                                   1997            1998              1997            1998

Revenues                                                         $  2,187,000    $  12,098,000      $  3,707,000   $ 19,733,000
                                                             ----------------------------------  -------------------------------

Operating Expenses
  Network Operations                                                1,426,000        7,056,000         2,606,000     12,045,000
  Selling, General & Administrative                                 2,879,000       10,391,000         5,259,000     18,823,000
  Depreciation & Amortization Expense                               2,311,000        9,843,000         3,683,000     15,963,000
                                                             ----------------------------------  -------------------------------
Total                                                               6,616,000       27,290,000        11,548,000     46,831,000
                                                             ----------------------------------  -------------------------------

Operating Loss                                                     (4,429,000)     (15,192,000)       (7,841,000)   (27,098,000)

Other Income (Expense)
  Interest Income                                                   1,372,000        4,169,000         2,043,000      8,404,000
  Interest Income - Affiliate                                          91,000        2,995,000           183,000      4,819,000
  Interest Expense                                                (11,087,000)     (12,535,000)      (19,164,000)   (26,239,000)
  Other Income                                                             --          113,000                --      1,113,000
                                                             ----------------------------------  -------------------------------

Loss Before Equity in Net Loss                                    (14,053,000)     (20,450,000)      (24,779,000)   (39,001,000)
  of Joint Ventures

Equity in Net Loss of Joint Ventures                               (3,886,000)      (2,614,000)       (6,426,000)    (5,804,000)
                                                             ----------------------------------  -------------------------------

Loss before Extraordinary Gain on Repurchase of Debt              (17,939,000)     (23,064,000)      (31,205,000)   (44,805,000)

Extraordinary Gain on Repurchase of Debt                                   --          237,000                --        237,000
                                                             ----------------------------------  -------------------------------

Net Loss                                                          (17,939,000)     (22,827,000)      (31,205,000)   (44,568,000)

Preferred Stock Dividends                                                  --       (7,026,000)               --    (13,833,000)
                                                             ----------------------------------  -------------------------------

Net Loss Applicable to Common Stockholders                      $ (17,939,000)   $ (29,853,000)     $(31,205,000)  $(58,401,000)
                                                             ==================================  ===============================

Weighted Average Shares of Common
   Stock Outstanding                                               34,890,000       55,497,000        34,890,000     51,804,000
                                                             ==================================  ===============================

Basic and Diluted Net Loss per Weighted Average
 Share of Common Stock                                          $       (0.51)   $       (0.54)     $      (0.89)  $      (1.13)
                                                             ==================================  ===============================