Form 10-Q
period 1998-12-31
HYPERION TELECOMMUNICATIONS INC
filed 1999-02-16
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
   ---   Act of 1934


                For the quarterly period ended December 31, 1998

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

         At February 12, 1999, 22,391,221 shares of Class A Common Stock, par value $0.01 per share, and 32,302,641 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.




                            HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                                 INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1998 and December 31, 1998.....................3

       Condensed Consolidated Statements of Operations - Three and nine months ended
         December 31, 1997 and 1998.....................................................................4

       Condensed Consolidated Statements of Cash Flows - Nine months ended
         December 31, 1997 and 1998.....................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................28

Item 2.  Changes in Securities and Use of Proceeds......................................................28

Item 3.   Defaults Upon Senior Securities...............................................................28

Item 4.   Submission of Matters to a Vote of Security Holders...........................................29

Item 5.   Other Information.............................................................................30

Item 6.  Exhibits and Reports on Form 8-K...............................................................30

SIGNATURES..............................................................................................32

INDEX TO EXHIBITS.......................................................................................33


Item 1.  Financial Statements


                             HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (Dollars in thousands, except share amounts)


                                                                  March 31,   December 31,
                                                                    1998         1998
                                                                 ----------   ----------
ASSETS:
Current assets:
Cash and cash equivalents                                        $ 230,750    $ 242,570
Due from parent - net                                                 --          4,950
Due from affiliates - net                                            2,151        1,078
Other current assets                                                 4,434       15,583
                                                                 ---------    ---------
Total current assets                                               237,355      264,181

U.S. government securities - pledged                                70,535       58,054
Investments                                                         53,064      112,328
Property, plant and equipment - net                                250,633      374,702
Other assets - net                                                  28,425       27,077
                                                                 ---------    ---------
Total                                                            $ 639,992    $ 836,342
                                                                 =========    =========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:

Accounts payable                                                 $  11,775    $  20,386
Due to parent - net                                                  6,541         --
Accrued interest and other current liabilities                       4,687       19,142
                                                                 ---------    ---------
Total current liabilities                                           23,003       39,528

13% Senior Discount Notes due 2003                                 215,213      220,784
12 1/4% Senior Secured Notes due 2004                              250,000      250,000
Note payable - Adelphia                                             35,876         --
Other debt                                                          27,687       23,325
                                                                 ---------    ---------
Total liabilities                                                  551,779      533,637
                                                                 ---------    ---------

12 7/8% Senior exchangeable redeemable preferred stock             207,204      228,674
                                                                 ---------    ---------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity (deficiency):
Class A common stock, $0.01 par value, 300,000,000 shares
authorized, 396,500 and 22,376,071 shares outstanding,
respectively                                                             4          224
Class B common stock, $0.01 par value, 150,000,000
shares authorized, 32,500,000 and 32,314,761 shares
outstanding, respectively                                              325          323
Additional paid in capital                                             179      286,782
Class A common stock warrants                                       13,000         --
Class B common stock warrants                                       11,087        4,483
Loans to stockholders                                               (3,000)        --
Accumulated deficit                                               (140,586)    (217,781)
                                                                 ---------    ---------
Total common stock and other stockholders' equity (deficiency)    (118,991)      74,031
                                                                 ---------    ---------
Total                                                            $ 639,992    $ 836,342
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



                             HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                             (Amounts in thousands, except per share amounts)



                                                        Three Months Ended      Nine months Ended
                                                            December 31,           December 31,
                                                     ----------------------- -----------------------
                                                         1997        1998        1997       1998
                                                      ---------   ---------   ---------   ---------

Revenues                                              $  4,983    $ 15,043    $  8,690    $ 34,776
                                                      --------    --------    --------    --------

Operating expenses:
Network operations                                       2,657       6,664       5,263      18,709
Selling, general and administrative                      3,840      16,518       9,099      35,341
Depreciation and amortization                            3,344      10,708       7,027      26,671
                                                      --------    --------    --------    --------

Total                                                    9,841      33,890      21,389      80,721
                                                      --------    --------    --------    --------

Operating loss                                          (4,858)    (18,847)    (12,699)    (45,945)

Other income (expense):
Interest income                                          5,632       1,829       7,675      10,233
Interest income - affiliate                                 93       3,576         276       8,395
Interest expense                                       (16,770)    (12,399)    (35,934)    (38,638)
Other income                                              --          --          --         1,113
                                                      --------    --------    --------    --------

Loss before income taxes and
equity in net loss of joint ventures                   (15,903)    (25,841)    (40,682)    (64,842)

Income tax expense                                        --          --          --          --
                                                      --------    --------    --------    --------

Loss before equity in net loss
of joint ventures                                      (15,903)    (25,841)    (40,682)    (64,842)

Equity in net loss of joint ventures                    (2,858)     (3,776)     (9,284)     (9,580)
                                                      --------    --------    --------    --------

Loss before extraordinary gain                         (18,761)    (29,617)    (49,966)    (74,422)

Extraordinary gain on repurchase of debt                  --          --          --           237
                                                      --------    --------    --------    --------

Net loss                                               (18,761)    (29,617)    (49,966)    (74,185)

Dividend requirements applicable to preferred stock     (5,794)     (7,284)     (5,794)    (21,117)

                                                      --------    --------    --------    --------

Net loss applicable to common stockholders            $(24,555)   $(36,901)   $(55,760)   $(95,302)
                                                      ========    ========    ========    ========

Basic and diluted net loss per weighted average
share of common stock                                 $  (0.70)   $  (0.66)   $  (1.60)   $  (1.80)
                                                      ========    ========    ========    ========

Weighted average shares of
common stock outstanding                                34,890      55,497      34,890      53,035
                                                      ========    ========    ========    ========

                     See notes to condensed consolidated financial statements.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                             (Dollars in thousands)



                                                                  Nine months
                                                              Ended December 31,
                                                        --------------------------
                                                             1997         1998
                                                         -----------  -----------
Cash flows from operating activities:
Net loss                                                 $ (49,966)   $ (74,185)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation                                                 5,269       23,838
Amortization                                                 1,758        2,833
Noncash interest expense                                    24,680       23,857
Equity in net loss of joint ventures                         9,284        9,580
Issuance of Class A common stock bonus                          27          761
Extraordinary gain on repurchase of debt                      --           (237)
Change in operating assets and liabilities
net of effects of acquisitions:
Other assets - net                                          (3,646)     (15,533)
Accounts payable                                              (101)       9,862
Accrued interest and other                                  11,086       10,414
                                                         ---------    ---------
Net cash used in operating activities                       (1,609)      (8,810)
                                                         ---------    ---------

Cash flows from investing activities:
Expenditures for property, plant and equipment             (34,834)    (146,752)
Investments in joint ventures                              (48,574)     (69,018)
Net cash used for acquisitions                              (7,638)        --
Investment in U. S. government securities - pledged        (83,400)        --
Sale of U.S. government securities - pledged                  --         15,312
                                                         ---------    ---------
Net cash used in investing activities                     (174,446)    (200,458)
                                                         ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of preferred stock                  194,733         --
Proceeds from issuance of Class A common stock                --        255,462
Costs associated with issuance of Class A common stock        --        (14,742)
Proceeds from debt                                         250,000         --
Costs associated with debt financing                       (12,496)        --
Repayment of debt                                             (402)     (19,868)
Proceeds from sale and leaseback of equipment               14,876         --
Advances from (to) related parties                           2,393       (2,764)
Repayment of loans to stockholders                            --          3,000
                                                         ---------    ---------
Net cash provided by financing activities                  449,104      221,088
                                                         ---------    ---------

Increase in cash and cash equivalents                      273,049       11,820

Cash and cash equivalents, beginning of period              59,814      230,750
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $ 332,863    $ 242,570
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of Hyperion at December 31, 1998 and the unaudited results of operations for the three and nine months ended December 31, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three and nine months ended December 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.

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

         In connection with the IPO, Adelphia purchased all warrants, including any antidilutive provisions, issued to MCImetro Access Transmission Services, Inc. (together with its affiliate, MCI Communications, "MCI") in connection with a previous agreement which designated the Company as MCI's preferred provider of end use dedicated access for all new MCI customers and of end user dedicated access circuits resulting from conversions from incumbent LECs in the Company's markets. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and the Company, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia to purchase 200,000 shares of Hyperion's Class A Common Stock at an exercise price equal to the IPO price.

         Through December 31, 1998, 195,965 Class B warrants were exercised and converted into 1,187,541 shares of Class B Common Stock. Of the 1,187,541 shares issued, 1,172,391 shares had been converted into Class A Common Stock as of December 31, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

         On May 15, 1998, Lenfest Telephony, Inc. ("Lenfest") exercised its warrant to receive 731,624 shares of Hyperion's Class A Common Stock. The warrant related to the purchase by Hyperion of Lenfest's partnership interest in the Harrisburg, Pennsylvania network on February 12, 1998. The Company received no additional consideration for the exercise of the warrant.

         Hyperion has entered into a series of agreements with several local and long-haul fiber optic network providers that will allow the Company to significantly increase its presence in the eastern half of the United States. These agreements, totaling approximately $126,000, provide the Company with ownership or an indefeasible right of use (IRU) to over 9,000 route miles of local and long-haul fiber optic cable. Through December 31, 1998, the Company has paid $42,604 of the total due under the agreements, which was included in the property, plant and equipment of the Company. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect most of its 46 existing markets and to cost effectively enter and interconnect approximately 50 new markets by the end of 2001.

         During 1998, through a partnership in which Hyperion is a 49.9% limited partner, the Company was the successful bidder, at a cost of approximately $45 million, for 195 31-GHz licenses, which cover approximately 83 million POPs in the eastern United States representing coverage in most of its network system territory. Hyperion and its partner are currently in the process of dissolving the partnership and the licenses are to become the property of Hyperion at no additional cost to Hyperion. As of December 31, 1998, the partnership had fully funded its obligation due to the Federal Communications Commission ("FCC"). The Company plan to use the LMDS spectrum in most of its markets, and believe the spectrum to be highly complementary to its fiber-based systems as a economical means to provide "last-mile" connectivity for customers which otherwise could not be economically addressed with broadband connectivity.


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

         On November 10, 1998, the Company and Telergy, Inc. ("Telergy") entered into a binding letter agreement that modified certain provisions of the Senior Secured Note agreement with Telergy and extended the note's maturity from January 20, 1999 to January 20, 2000 in exchange for an IRU or long term lease of certain fiber segments in New York City and along certain of Telergy's long haul fiber segments in the northeastern United States and southeastern Canada. Telergy must deliver such fiber segments within certain agreed upon timelines or be subject to prescribed liquidated damages.

         On January 25, 1999, the Company entered into a purchase agreement with Multimedia, Inc. ("Multimedia"), the parent of its local partner in the Wichita, KS market, whereby Multimedia will receive approximately $8,500 in cash for Multimedia's ownership interest in this network. In addition, the Company will be responsible for the payment of fiber lease liabilities due to Multimedia in the amount of approximately $2,800 which is payable over the next six years. Upon consummation of the transaction, which is subject to normal closing conditions and receipt of regulatory approvals, the Company's ownership in Wichita will increase to 100%.

         During the quarter ended September 30, 1998, Hyperion paid $17,313 to repurchase a portion of the 13% Senior Discount Notes due 2003 which had a face value of $25,160 and a carrying value of $17,550. The notes were retired upon repurchase which resulted in a $237 gain.

         The Company has made demand advances to Adelphia which, as of December 31, 1998, had an outstanding balance of $7,600. The Company received interest on the advances at a rate of 6.3%.

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


The Company's nonconsolidated investments are as follows:

                                                                            Ownership      March 31,      December 31,
                                                                            Percentage       1998            1998
                                                                         ---------------  ------------   --------------

  MediaOne Fiber Technologies (Jacksonville)                                20.0%          $    7,984       $    8,150
  Multimedia Hyperion Telecommunications (Wichita)                          49.9                3,537            5,863
  MediaOne of Virginia (Richmond)                                           37.0                7,213            7,284
  PECO-Hyperion (Philadelphia)                                              50.0               21,229           33,936
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                     50.0                2,753            7,227
  Hyperion of York                                                          50.0                4,256            5,721
  Allegheny Hyperion Telecommunications                                     50.0                   --            3,043
  Entergy Hyperion Telecommunications of Louisiana                          50.0                3,407            6,714
  Entergy Hyperion Telecommunications of Mississippi                        50.0                3,666            7,130
  Entergy Hyperion Telecommunications of Arkansas                           50.0                4,209            7,586
  Baker Creek Communications                                                49.9 (1)           10,009           44,637
  Other                                                                       Various           1,333            1,323
                                                                                           ----------       ----------
                                                                                               69,596          138,614
  Cumulative equity in net losses                                                             (16,532)         (26,286)
                                                                                           ----------       ----------
  Total                                                                                    $   53,064       $  112,328
                                                                                           ==========       ==========

(1) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for LMDS. The Company, through Baker Creek Communications, was the successful bidder for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of 83 million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, a portion of which was refunded. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998. See Note 1 of the Condensed Consolidated Financial Statements.



             Summarized combined unaudited financial information for the Company's nonconsolidated investments being investments listed above being accounted for using the equity method of accounting as of December 31, 1998 for the periods ended, is as follows:



                                                    March 31,             December 31,
                                                      1998                    1998
                                                    -----------           ------------

Current assets                                      $    7,476            $    11,315
Property, plant and equipment -net                     153,495                190,552
Other non-current assets                                13,454                 47,522
Current liabilities                                     13,422                 18,599
Non-current liabilities                                 58,004                 48,635




                                                      Nine months ended December 31,
                                                         1997                 1998
                                                     -----------          -----------
Revenues                                                 7,687                 24,986
Net loss                                               (13,719)               (22,325)


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

5.  Supplemental Financial Information:

        For the nine months ended December 31, 1998, the Company paid interest of $15,312. For the nine months ended December 31, 1997, no cash was paid for interest.

        Accumulated depreciation of property, plant and equipment amounted to $14,251 and $38,089 at March 31, 1998 and December 31, 1998, respectively.

6.  Recent Accounting Pronouncements:

        Statement of Position ("SOP") 98-5, "Reporting on the costs of Start-Up Activities," has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred. Management of the Company believes that SOP 98-5 will not have a material impact on the Company.

7.  Reclassification:

Certain prior period amounts have been reclassified to conform with the current period presentation.


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

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, and inventories, technological developments, year 2000 issues, actions of competitors and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the nine months ended December 31, 1997 and 1998.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks" or the "Company's networks" mean the (a) 22 telecommunications networks (in 46 cities served) in operation or under construction (the "Existing Networks") owned as of December 31, 1998 by 20 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or
(ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and (b) additional networks under development (the "New Networks") as of such date.

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

         As of December 31, 1998, the Company's Operating Companies are made up of ten wholly-owned subsidiaries (through which the Company has an interest in 11 networks), one partnership in which it is a majority owner and nine joint venture investments (through which the Company has an interest in ten networks) in which the Company owns 50% or less. Results of the wholly and majority owned subsidiaries and partnerships are consolidated into the Company's financial statements. The Company's pro rata share of the results of the Operating Companies where the Company owns 50% or less are recorded under the caption "Equity in net loss of joint ventures" in the Company's consolidated financial statements and results of operations utilizing the equity method of accounting. Correspondingly, the Company's initial investments in these Operating Companies have been carried at cost, and subsequently have been adjusted for the Company's pro rata share of the Operating Companies' net losses, additional capital contributions to the Operating Companies, and distributions from the Operating Companies to the Company. Hyperion's weighted average ownership in these

Operating Companies, adjusted for the pending acquisition of its partners' interests in the Jacksonville, FL, Richmond, VA and Wichita, KS markets discussed in Recent Developments below, is approximately 90%, based upon gross property, plant and equipment.

         The Company initiated its switched services deployment plan in 1997 and currently provides switched services in 20 markets. Switches for the remaining markets are expected to be operational during 1999. In the Existing Networks, the Company estimates that there are approximately 13.2 million business access lines in service. With the expansion of the Company's business into the New Networks, the Company anticipates that its total addressable market will exceed $40 billion annually or 20 million access lines. The Company has experienced initial success in the sale of business access lines with approximately 133,686 access lines sold as of December 31, 1998, of which approximately 110,005 lines are installed. This represents an addition of 39,726 access lines sold and 32,871 access lines installed during the quarter ended December 31, 1998. As of December 31, 1998, approximately 63% of these access lines are provisioned entirely on the Company's network ("on-net lines") with the remainder being a combination of unbundled loops or total service resale from LEC networks.

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

         In connection with the IPO, Adelphia purchased all warrants, including any antidilutive provisions, issued to MCImetro Access Transmission Services, Inc. (together with its affiliate MCI Communications, "MCI") in connection with a previous agreement which designated the Company as MCI's preferred provider of end use dedicated access for all new MCI customers and of end user dedicated access circuits resulting from conversions from incumbent LECs in the Company's markets. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and the Company, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia to purchase 200,000 shares of Hyperion's Class A Common Stock at an exercise price equal to the IPO price.

         Through December 31, 1998, 195,965 Class B warrants were exercised and converted into 1,187,541 shares of Class B Common Stock. Of the 1,187,541 shares issued, 1,172,391 shares had been converted into Class A Common Stock as of December 31, 1998. The Company received $3 in consideration for the exercise of the Class B warrants.

         On May 15, 1998, Lenfest Telephony, Inc. ("Lenfest") exercised its warrant to receive 731,624 shares of Hyperion's Class A Common Stock. The warrant related to the purchase by Hyperion of Lenfest's partnership interest in the Harrisburg, Pennsylvania network on February 12, 1998. The Company received no additional consideration for the exercise of the warrant.

         Hyperion has entered into a series of agreements with several local and long-haul fiber optic network providers that will allow Hyperion to significantly increase its presence in the eastern half of the United States. These agreements, totaling approximately $126,000, provide Hyperion with ownership or an indefeasible right of use to over 9,000 route miles of fiber optic cable. Through December 31, 1998, the Company has paid $42,604 of the total due under the agreements, which was included in the property, plant and equipment of the Company. The Company believes this will allow Hyperion to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost effectively further interconnect most of its 46 existing markets and to cost effectively enter and interconnect 50 new markets by the end of 2001.

         During 1998, through a partnership in which Hyperion is a 49.9% limited partner, the Company was the successful bidder, at a cost of approximately $45 million, for 195 31-GHz licenses, which cover approximately 83 million POPs in the eastern United States representing coverage in most of its network system territory. Hyperion and its partner are currently in the process of dissolving the partnership and the licenses are to become the property of Hyperion at no additional cost to Hyperion. As of December 31, 1998, the partnership had fully funded its obligation due to the Federal Communications Commission ("FCC"). The Company plan to use the LMDS spectrum in most of its markets, and believe the spectrum to be highly complementary to its fiber-based systems as a economical means to provide "last-mile" connectivity for customers which otherwise could not be economically addressed with broadband connectivity.

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

         On November 10, 1998, the Company and Telergy, Inc. ("Telergy") entered into a binding letter agreement that modified certain provisions of the Senior Secured Note agreement with Telergy and extended the note's maturity from January 20, 1999 to January 20, 2000 in exchange for an IRU or long term lease of certain fiber segments in New York City and along certain of Telergy's long haul fiber segments in the northeastern United States and southeaster Canada. Telergy must deliver such fiber segments within certain agreed upon timelines or be subject to prescribed liquidated damages.

         On January 25, 1999, the Company entered into a purchase agreement with Multimedia, Inc. ("Multimedia"), the parent of its local partner in the Wichita, KS market, whereby Multimedia will receive approximately $8,500 in cash for Multimedia's ownership interest in this network, In addition, the Company will be responsible for the payment of fiber lease liabilities due to Multimedia in the amount of approximately $2,800 which are payable over the next six years. Upon consummation of the transaction, which is subject to normal closing conditions and receipt of regulatory approvals, the Company's ownership in Wichita will increase to 100%.

         During the quarter ended September 30, 1998, Hyperion paid $17,313 to repurchase a portion of the 13% Senior Discount Notes due 2003 which had a face value of $25,160 and a carrying value of $17,550. The notes were retired upon repurchase which resulted in a $237 gain.

         The Company has made demand advances to Adelphia which, as of December 31, 1998, had an outstanding balance of $7,600. The Company received interest on the advances at a rate of 6.3%.


Results of Operations

Three Months Ended December 31, 1998 in Comparison with Three Months Ended December 31, 1997

         Revenues increased 202% to $15,043 for the three months ended December 31, 1998, from $4,983 for the same quarter in the prior fiscal year. Growth in revenues of $10,060 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $11,133 as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company and the consolidation of the New Jersey, Louisville, Lexington and Harrisburg networks. Management fees from nonconsolidated subsidiaries decreased $1,076 as compared to the same period in the prior fiscal year primarily due to the consolidation of the above mentioned networks.

         Network operations expense increased 151% to $6,664 for the three months ended December 31, 1998 from $2,657 for the same quarter in the prior fiscal year. The increase was attributable to the expansion of operations at the Network Operating Control Center ("NOCC"), and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the New Jersey, Louisville, Lexington and Harrisburg networks.

         Selling, general and administrative expense increased 330% to $16,518 for the three months ended December 31, 1998 from $3,840 for the same quarter in the prior fiscal year. The increase was due primarily to increased expenses associated with the network expansion plan, an increase in the sales force in the Existing Networks, the development of a sales presence in many of the New Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed by the Company, as well as the consolidation of the New Jersey, Louisville, Lexington and Harrisburg networks.

         Depreciation and amortization expense increased 220% to $10,708 during the three months ended December 31, 1998 from $3,344 for the same quarter in the prior fiscal year primarily as a result of increased amortization of deferred financing costs, and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies, and the consolidation of the New Jersey, Louisville, Lexington and Harrisburg networks.

         Interest income for the three months ended December 31, 1998 decreased 68% to $1,829 from $5,632 for the same quarter in the prior fiscal year as a result of decreased cash and cash equivalents and U.S. Government securities due to an interest payment on the 12 1/4 % Senior Secured Notes, investments in joint ventures, expenditures for property, plant and equipment and the demand advances made to Adelphia, partially offset by proceeds from the IPO.

         Interest income - affiliate for the three months ended December 31, 1998 increased to $3,576 from $93 as a result of demand advances made to Adelphia during the period.

         Interest expense decreased 26% to $12,399 during the three months ended December 31, 1998 from $16,770 for the same period in the prior fiscal year. The decrease was attributable to the reduction of interest expense associated with the reduced amounts payable to Adelphia and higher interest capitalized on networks under construction.

          Equity in net loss of joint ventures increased by 32% to $3,776 during the three months ended December 31, 1998 from $2,858 for the same quarter in the prior fiscal year. The net losses of the nonconsolidated Operating Companies for the three months ended December 31, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

         The number of nonconsolidated Operating Companies paying management fees to the Company was 8 at December 31, 1998. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,064 for the three months ended December 31, 1998, as compared with $2,140 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended December 31, 1997 and 1998 aggregated approximately $5,447 and $8,038 respectively.

         Preferred stock dividends increased by 26% to $7,284 for the three months ended December 31, 1998 from $5,794 for the same period in the prior fiscal year. The increase is due to a higher outstanding preferred stock base resulting from dividends being paid in additional shares of preferred stock.

Nine months Ended December 31, 1998 in Comparison with Nine months Ended December 31, 1997

         Revenues increased 300% to $34,776 for the nine months ended December 31, 1998, from $8,690 for the same period in the prior fiscal year. Growth in revenues of $26,086 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $27,171 as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks. Management fees from nonconsolidated subsidiaries decreased $1,085 as compared to the same period in the prior fiscal year primarily due to the consolidation of the above mentioned networks.

         Network operations expense increased 255% to $18,709 for the nine months ended December 31, 1998 from $5,263 for the same period in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Selling, general and administrative expense increased 288% to $35,341 for the nine months ended December 31, 1998 from $9,099 for the same period in the prior fiscal year. The increase was due primarily to increased expense associated with the network expansion plan, an increase in the sales force in the Existing Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Depreciation and amortization expense increased 280% to $26,671 during the nine months ended December 31, 1998 from $7,027 for the same period in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

         Interest income for the nine months ended December 31, 1998 increased 33% to $10,233 from $7,675 for the same period in the prior fiscal year as a result of increased cash and cash equivalents and U.S. Government securities due to the investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the IPO, partially offset by demand advances made to Adelphia.

         Interest income - affiliate for the nine months ended December 31, 1998 increased to $8,395 from $276 as a result of demand advances made to Adelphia during the current period.

         Interest expense increased 8% to $38,638 during the nine months ended December 31, 1998 from $35,934 for the same period in the prior fiscal year. The increase was attributable to the interest on the 12 1/4 Senior Secured Notes partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia and higher interest capitalized on networks under construction.

         Equity in net loss of joint ventures increased to $9,580 during the nine months ended December 31, 1998 from $9,284 for the same period in the prior fiscal year. The net losses of the nonconsolidated Operating Companies for the nine months ended December 31, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

         The number of nonconsolidated Operating Companies paying management fees to the Company was 8 at December 31, 1998. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,724 for the nine months ended December 31, 1998, as compared with $3,809 for the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the nine months ended December 31, 1997 and 1998 aggregated approximately $13,719 and $22,325 respectively.

         Preferred stock dividends increased by 264% to $21,117 for the nine months ended December 31, 1998 from $5,794 for the same period in the prior fiscal year. The increase is due to the preferred stock which was issued in October 1997.

Supplementary Operating Company Financial Analysis

         The Company believes that historically, working with Local Partners to develop markets has enabled the Company to build larger networks in a rapid and more cost effective manner then it could have on its own. The Company currently has joint ventures covering 10 networks with Local Partners where the Company owns 50% or less of each joint venture. In three of these joint ventures, the Company has pending agreements to purchase its local partners' interest (see "Recent Developments"). As a result of the Company's historic ownership position in these joint ventures, a substantial portion of the Operating Companies' historic results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because of the recently announced partner roll-ups which have not yet been consummated, the historical GAAP presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on an adjusted GAAP basis. Adjusted GAAP reflects Hyperion's consolidated GAAP financial position and results of operations adjusted for the inclusion of certain Operating Companies (Buffalo, Syracuse, New Jersey, Louisville, Lexington, Harrisburg, Richmond, Jacksonville, and Wichita) which were either purchased in February 1998 or are involved in the pending partnership roll-ups, as more fully described in "Recent Developments". All adjusted GAAP results of operations are presented as if Hyperion consolidated all Operating Companies which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


Summary adjusted GAAP information:

                                                                    Three Months Ended            Nine Month Ended
                                                                       December 31,                 December 31,
                                                                   1997          1998           1997           1998
                                                               -------------  ------------   ------------  -------------


Adjusted GAAP  revenue                                          $    8,010    $   19,562     $   18,715     $   47,336
Adjusted GAAP EBITDA                                                (1,304)       (6,728)        (5,086)       (14,704)
Adjusted GAAP operating loss                                       (11,069)      (21,515)       (31,719)       (53,805)
Adjusted GAAP net loss applicable to common stockholders           (30,605)      (39,585)       (72,913)      (103,426)
Adjusted GAAP capital expenditures                                  27,653        39,584         76,029        158,059
Adjusted GAAP gross property, plant and equipment               $  386,089    $  573,359     $  386,089     $  573,359


         For the three months ended December 31, 1998, adjusted GAAP revenue increased 144% to $19,562 as compared to $8,010 for the same quarter in the prior fiscal year. The increase in revenues resulted from the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company.

         For the three months ended December 31, 1998, adjusted GAAP EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures) loss was $6,728 as compared to $1,304 for the same quarter in the prior fiscal year. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. The increase in adjusted GAAP EBITDA loss for three months ended December 31, 1998 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-users and other telecommunications service providers, and was also due to increased costs associated with the Company's New Network expansion efforts.

         For the three months ended December 31, 1998, adjusted GAAP operating loss was $21,515 as compared to $11,069 for the same quarter in the prior fiscal year. The increase in adjusted GAAP operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the three months ended December 31, 1998 adjusted GAAP net loss applicable to common stockholders was $39,585 as compared to $30,605 for the same quarter in the prior fiscal year. The increase in adjusted GAAP net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization and increased preferred stock dividends associated with the Company's financing activities. In particular, depreciation and amortization increase substantially due to the significant capital investment the Company has made and the consolidation of the Operating Companies involved in the roll-ups.

         During the three months ended December 31, 1998, the Company and its Operating Companies invested $54,179 in capital expenditures, of which Hyperion's adjusted GAAP share was $39,584. As of December 31, 1998, total gross property, plant and equipment of the Company and its consolidated subsidiaries, adjusted for the pending Operating Company roll-ups was approximately $573,359. As of December 31, 1998, Hyperion's proportionate share of gross property, plant and equipment of all Operating Companies was approximately 90%, adjusted for the pending roll-ups.

         For the nine months ended December 31, 1998, adjusted GAAP revenue increased 153% to $47,336 as compared to $18,715 for the same period in the prior fiscal year. The increase in revenues resulted from the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company.

         For the nine months ended December 31, 1998, adjusted GAAP EBITDA loss was $14,704 as compared to $5,086 for the same period in the prior fiscal year. The increase in adjusted GAAP EBITDA loss for the nine months ended December 31, 1998 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-users strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers, and was also due to increased costs associated with the Company's New Network expansion efforts.

         For the nine months ended December 31, 1998, adjusted GAAP operating loss was $53,805 as compared to $31,719 for the same period in the prior fiscal year. The increase in adjusted GAAP operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the nine months ended December 31, 1998, adjusted GAAP net loss applicable to common stockholders was $103,426 as compared to $72,913 for the same period in the prior fiscal year. The increase in adjusted GAAP net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization, increased equity in net loss of joint ventures and increased preferred stock dividends associated with the Company's financing activities. In particular, depreciation and amortization increase substantially due to the significant capital investment the Company has made and the consolidation of the Operating Companies involved in the pending roll-ups.

         During the nine months ended December 31, 1998, the Company and its Operating Companies invested $200,331 in capital expenditures, of which Hyperion's adjusted GAAP share was $158,059.


Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, as well as the development of the New Networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $39,775 and $146,752 for the nine months ended December 31, 1997 and 1998, respectively. Further, investments made by the Company in nonconsolidated Operating Companies and in LMDS licenses were $53,194 and $69,018 for the nine months ended December 31, 1997 and 1998, respectively. The significant increase in capital expenditures for the nine months ended December 31, 1998 as compared with the same period in the prior fiscal year is largely attributable to capital expenditures necessary to develop the Existing Networks and the New Networks, as well as the fiber purchases to interconnect the networks (see "Recent Developments"). The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         Expansion of the Company's Existing Networks and services and the development of New Networks and additional networks and services requires significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's Network Operating Control Center ("NOCC") and Existing Networks, (iii) the design, construction and development of New Networks and (iv) the acquisition of additional ownership interests in Existing Networks or New Networks. The Company has made substantial capital investments and investments in Operating Companies in connection with the installation of 5ESS switches or remote switching modules in all of its Existing Networks and plans to install regional super switches in certain key New Networks when such New Networks are operational. To date, the Company has installed switches in 20 of its Existing Networks and plans to provide such services in all of its New Networks on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to purchase its partners' interest in the Operating Companies when it can do so at attractive economic terms. The Company estimates that it will require approximately $400 million to fund the Roll-ups, anticipated capital expenditures, working capital requirements and operating losses and pro rata investments in the Operating Companies through the end of March 31, 2000. The Company believes that the net proceeds from the Offering and the Rigas Notes Purchase, together with its existing cash balance and internally generated funds, will be sufficient to fund the Rollups, the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Companies through fiscal quarter ended September30, 2000. In addition, there can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, development of the LMDS spectrum, continued acquisition of increased ownership in its networks and material variances from expected capital expenditure requirements for Existing Networks and New Networks or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development of other new markets not currently planned. The Company expects to continue to build new networks in additional markets, which have broader geographic coverage and require higher capital outlays than those with partners in the past. The Company also has funded the purchase of certain partnership interests and expects to fund additional purchases of partnership interests.

         The Company will need substantial additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilites and vendor financings at the Company and Operating Company levels, internally generated funds, equity invested by Local Partners in Operating Companies and additional debt or equity financings, as appropriate, and expects to fund its purchase of partnership interst of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. There can be no assurnaces, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.



Year 2000 Issues

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. This could present risks to the operation of the Company's business in several ways. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, telephony equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issues.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

      information processing and financial reporting systems,

      customer billing systems,

      customer service systems,

      telecommunication transmission and reception systems, and

      facility systems.

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

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

      inventorying and assessing the impact on affected technology and systems,

      developing solutions for affected technology and systems,

      modifying or replacing affected technology and systems,

      testing and verifying solutions,

      implementing solutions, and

      developing contingency plans.

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

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by September 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by June 1999.

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

         Costs incurred to date directly related to addressing the year 2000 issue have totaled $350. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $775.

Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages; however the Company can not currently estimate the extent of any such adverse effects.

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

                       REGULATORY AND COMPETITIVE MATTERS

Overview

         Telecommunications services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over interstate and international services. State public utilities commissions (PUCs) exercise jurisdiction over intrastate services. Additionally, municipalities and other local government agencies may regulate limited aspects of the Company's business, such as use of rights-of-way. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the result of which the Company is unable to predict. The networks are also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

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

Interconnection with LEC Facilities

         A company cannot compete effectively with the incumbent LEC in the market for switched local telephone services unless it is able to connect its facilities with the incumbent LEC and obtain access to certain essential services and resources under reasonable rates, terms and conditions. Incumbent LECs historically have been reluctant to provide these services voluntarily and generally have done so only when so ordered by State PUCs. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural incumbent LECs. These requirements will provide access to certain networks under reasonable rates, terms and conditions. Specifically, LECs must (i) allow customers to retain the same telephone number ("number portability") when they switch local service providers, (ii) ensure that an end user does not have to dial any more digits to reach customers of local competitors ("dialing parity"), (iii) establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic,
(iv) permit the resale of their services on reasonable and nondiscriminatory terms and interconnect their networks to those of other carriers, and (v) provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis. In addition, incumbent LECs must permit resale of their retail services at wholesale rates and unbundle their network elements at any technical feasible point on rates and terms that are reasonable and nondiscriminatory in a manner that allows carriers to combine such elements in order to provide telecommunications services. Ongoing proceedings addressing these matters, and RBOC and incumbent LEC cooperation with respect thereto, may affect the cost of doing business.

Dependence on RBOCs and incumbent LECs

         While the Telecommunications Act generally requires incumbent LECs, including Regional Bell Operating Companies ("RBOCs"), to offer interconnection, unbundled network elements and resold services to CLECs, LEC-CLEC interconnection agreements may have short terms, requiring the CLEC continually to renegotiate the agreements. LECs may not provide timely provisioning or adequate service quality thereby impairing a CLEC's reputation with customers who can easily switch back to the LEC. In addition, the prices set in the agreements may be subject to significant rate increases if state regulatory commissions establish prices designed to pass on to the CLECs part of the cost of providing universal service.

Reciprocal Compensation

         The Company's interconnection agreements with incumbent LECs entitle it, among other things, to collect reciprocal compensation payments from the incumbent LECs for local telephone calls terminating on the Company's facilities (as well as obligating us to make similar payments for outbound local calls it delivers to the incumbent LECs). However, incumbent LECs have claimed that these payments should not apply to calls terminating at Internet service provider ("ISP") points of presence, based on the argument that Internet traffic is inherently interstate, not local, in nature. To date, over 25 state PUCs have issued final orders on this issue (some of which are subject to court appeals), and every such order has affirmed that local calls to ISPs are subject to reciprocal compensation. However, the FCC has announced a plan to release a decision of nationwide scope on this issue, and there can be no assurance that this decision will be favorable to the Company's interests. In addition, there can be no assurance that the current reciprocal compensation arrangements will be renewed on their existing terms when they expire.

Federal Regulation Generally

         On August 8, 1996 the FCC promulgated rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommunications carriers, including obligations of CLECs and LECs, and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Local Competition Orders, including provisions establishing a methodology for pricing interconnection and unbundled network elements, a rule permitting new entrants to "pick and choose" among various provisions of existing interconnection agreements between LECs and their competitors, and other provisions relating to the purchase of access to unbundled network elements. On August 22, 1997, the Eighth Circuit issued an order vacating the FCC's rules implementing the Telecommunications Act's dialing parity requirement. On October 14, 1997, the Eighth Circuit issued a decision vacating additional FCC rules finding that incumbent LECs need not provide combinations of network elements to CLECs, even when the incumbent LEC has already combined the same elements within its own network.

         On January 25, 1999, the Supreme Court issued an opinion confirming the FCC's authority to issue regulations implementing the pricing and other provisions of the Telecommunications Act and reinstating most of the challenged rules. However, the Supreme Court vacated a key FCC rule identifying the network elements that incumbent LECs are required to unbundle. The Eighth Circuit decisions and their recent reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. Although state PUCs have continued to conduct arbitrations, and to implement and enforce interconnection agreements during the pendency of the Eighth Circuit proceedings, the Supreme Court's recent ruling and further proceedings on remand (either to the FCC or the Eighth Circuit) may affect the scope of state commission's authority to conduct such proceedings or to implement or enforce interconnection agreements. They could also result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, there can be no assurance that the Company will be able to continue to obtain or enforce interconnection terms that are acceptable to it or that are consistent with its business plans.

         Finally, continuing challenges to state and federal rules and policies implementing the Telecommunications Act, and individual actions by State PUCs could cause the Company to incur substantial legal and administrative expenses.

LEC Entry into New Markets

         The Telecommunications Act establishes local market-opening procedures under which an RBOC can enter the market for interLATA services originating within its telephone service area. The ability of the RBOCs to provide interLATA services will enable them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are one of the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the long distance carriers and to compete in offering a package of local and long distance services. A number of RBOCs have made initial applications for the approvals necessary to enter their "in-region" long distance markets, although, to date, all such applications have been denied on the basis that the RBOC has not satisfied the list of competitive requirements. However, there have recently been extensive discussions among the state commissions, the FCC, and RBOCs in order to develop a definitive understanding of these requirements and the specific criteria to measure their satisfaction. These discussions may lead to one or more successful RBOC "in-region" applications in the future.

         Several RBOCs have recently filed petitions at the FCC requesting a waiver of certain obligations imposed on incumbent LECs in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the RBOCs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. In October 1998, the FCC ruled that high-speed services are telecommunications services subject to the requirements of the Telecommunications Act to unbundle such services and offer them for resale. In October 1998, the FCC also issued a Notice of Proposed Rulemaking indicating its intention to clarify expanded rights of CLECs for collocation, access to copper loops, and various other issues of consequence to CLECs deploying high-speed services. In particular, the FCC has proposed allowing RBOCs to promote advanced-services through a separate subsidiary, which would be free of regulatory requirements such as unbundling and resale. These decisions are currently subject to reconsideration and appeal. The final outcome of these decisions, originally scheduled to be announced on January 28, 1999, has been postponed by the FCC while it considers the impact of the Supreme Court's ruling on the Telecommunications Act. The final outcome of these petitions or other proceedings interpreting the requirements of the Telecommunications Act may adversely affect the Company's business.

Relaxation of Regulation

         Under the Telecommunications Act, the FCC has authority to forbear from regulation provided that such forbearance is consistent with the public interest. Since the Company is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent LECs than the Company in the long run. In addition, should the FCC prohibit tariff filings as a part of such forbearance, the Company will be unable to take advantage of such protections.

Universal Service and Access Charge Reform

         On May 8, 1997, the FCC issued its Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services, including the Company, to contribute to universal service support. In a related proceeding, on May 16, 1997, the FCC issued an order to implement certain reforms to its access charge rules that govern charges imposed by LECs on long distance providers for access to the local exchange network, and are designed to compensate the LEC for its investment in the local network. There can be no assurance of how the Universal Service and/or Access Charge Reform

Orders and charges will be implemented, changed or enforced, or what effect the Orders will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically.

State Regulation Generally

         The Company's intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state PUCs for failure to comply with state law and/or the regulations and policies of the state PUCs. Fines and penalties also may be imposed for such violations. State PUCs also regulate access charges and other pricing for telecommunications services within each state. The Company may also be required to contribute to funds to support universal service, telecommunications relay services, and E-911 programs in some states.

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

    None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on October 6, 1998. Stockholders entitled to vote a total of 309,371,236 votes, out of 348,075,849 votes attributable to all shares of the Company's outstanding capital stock, were represented at the meeting either in person or by proxy. At such meeting, nine (9) directors were elected by the vote of the stockholders, as follows:


                                                                                               Broker
 Director Elected           Class of Stock              Votes for            Withheld        Non-Votes

John  J. Rigas             Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Michael J. Rigas           Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Timothy  J. Rigas          Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

James P. Rigas             Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Daniel R. Milliard         Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Randolph S. Fowler         Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Charles R. Drenning        Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Pete J. Metros             Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

James L. Gray              Class A Common               18,240,474            207,785            --
                           Class B Common              291,130,762              --               --
                           12 7/8% Preferred              --                    --               --

Item 5.  Other Information

     The attached Exhibit 99.1 provides certain financial and business information of the Company for the three months ended December 31, 1998, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.2 provides certain financial and business information of the Company for the three months ended December 31, 1998, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.3 provides certain financial and business information of the Company for the three months ended December 31, 1998.

     The attached Exhibits 99.4 through 99.11 provide certain financial and business information for the Company.

Item  6. Exhibits and Reports on Form 8-K

(a)        Exhibits:

Exhibit 27.1 Financial Data Schedule (supplied for the information of the Commission).

Exhibit 99.1        "Schedule E - Form of Financial Information and
                    Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

Exhibit 99.2 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

Exhibit 99.3        Press Release Dated February 9, 1999

Exhibit 99.4        Press Release Dated December 10, 1998

Exhibit 99.5        Press Release Dated December 16, 1998

Exhibit 99.6        Press Release Dated November 4, 1998

Exhibit 99.7        Press Release Dated February 1, 1999

Exhibit 99.8        Press Release Dated February 8, 1999

Exhibit 99.9        Press Release Dated February 9, 1999

Exhibit 99.10       Press Release Dated February 10, 1999

Exhibit 99.11       Press Release Dated February 11, 1999

(b)     Reports on Form 8-K:

    None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HYPERION TELECOMMUNICATIONS, INC.
                                  (Registrant)



Date:     February 16, 1999                    By:  /s/ Timothy J. Rigas
                                                    ---------------------------
                                                    Timothy J. Rigas
                              Vice Chairman, Chief
                                                    Financial Officer
                              (authorized officer)
                                                    and Treasurer


Date:     February 16, 1999                    By:  /s/ Edward E. Babcock, Jr.
                                                    ---------------------------
                             Edward E. Babcock, Jr.
                           Vice President, Finance and
                            Chief Accounting Officer

                                  Exhibit Index

Exhibit 27.1 Financial Data Schedule (supplied for the information of the Commission).

Exhibit 99.1        "Schedule E - Form of Financial Information and
                    Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

Exhibit 99.2 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

Exhibit 99.3        Press Release Dated February 9, 1999

Exhibit 99.4        Press Release Dated December 10, 1998

Exhibit 99.5        Press Release Dated December 16, 1998

Exhibit 99.6        Press Release Dated November 4, 1998

Exhibit 99.7        Press Release Dated February 1, 1999

Exhibit 99.8        Press Release Dated February 8, 1999

Exhibit 99.9        Press Release Dated February 9, 1999

Exhibit 99.10       Press Release Dated February 10, 1999

Exhibit 99.11       Press Release Dated February 11, 1999