Form 10-Q
period 1999-03-31
HYPERION TELECOMMUNICATIONS INC
filed 1999-05-17
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

      At May 13, 1999, 22,393,821 shares of Class A Common Stock, par value $0.01 per share, and 32,300,041 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1998 and March 31, 1999.....................3

       Condensed Consolidated Statements of Operations - Three Months Ended
         March 31, 1998 and 1999........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1998 and 1999........................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................23

Item 2.  Changes in Securities and Use of Proceeds......................................................23

Item 3.   Defaults Upon Senior Securities...............................................................23

Item 4.   Submission of Matters to a Vote of Security Holders...........................................23

Item 5.   Other Information.............................................................................23

Item 6.  Exhibits and Reports on Form 8-K...............................................................24

SIGNATURES..............................................................................................25

INDEX TO EXHIBITS.......................................................................................26

Item 1.  Financial Statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                    December 31,     March 31,
                                                                                       1998             1999
                                                                                 ---------------- ----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                   $       242,570   $      142,386
     Accounts receivable and other current assets                                         15,583           24,987
     Due from parent - net                                                                 4,950          235,886
     Due from affiliates - net
                                                                                           1,078              220
                                                                                 ----------------  ---------------
          Total current assets                                                           264,181          403,479

U.S. government securities - pledged                                                      58,054           43,521
Investments                                                                              112,328          111,258
Property, plant and equipment - net                                                      374,702          523,742
Other assets - net                                                                        27,077           31,474
                                                                                 ----------------  ---------------
          Total                                                                  $       836,342   $    1,113,474
                                                                                 ================  ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                             $       20,386   $       11,590
     Accrued interest and other current liabilities                                       19,142           17,075
                                                                                  ---------------  ---------------
          Total current liabilities                                                       39,528           28,665

13% Senior Discount Notes due 2003                                                       220,784          228,531
12 1/4% Senior Secured Notes due 2004                                                    250,000          250,000
12% Senior Subordinated Notes due 2007                                                       ---          300,000
Other debt                                                                                23,325           39,693
                                                                                  ---------------  ---------------
          Total liabilities                                                              533,637          846,889
                                                                                  ---------------  ---------------

12 7/8% Senior exchangeable redeemable preferred stock                                   228,674          236,293
                                                                                  ---------------  ---------------
Commitments and contingencies (Note 3)

Common stock and other stockholders' equity:
  Class A common stock, $0.01 par value, 300,000,000
     shares authorized, 22,376,071 and 22,392,521 shares
     outstanding, respectively                                                               224              224
  Class B common stock, $0.01 par value, 150,000,000
     shares authorized, 32,314,761 and 32,301,341 shares
     outstanding, respectively                                                               323              323
  Additional paid in capital                                                             286,782          279,180
  Class B common stock warrants                                                            4,483            4,466
  Accumulated deficit                                                                   (217,781)        (253,901)
                                                                                  ---------------  ---------------
          Total common stock and other stockholders' equity                               74,031           30,292
                                                                                  ===============  ===============
          Total                                                                   $      836,342   $    1,113,474
                                                                                  ===============  ===============

           See notes to condensed consolidated financial statements.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ----------------------------
                                                                                       1998           1999
                                                                                   -------------  -------------

Revenues                                                                           $      4,820   $     21,438
                                                                                   -------------  -------------

Operating expenses:
  Network operations                                                                      2,541          8,504
  Selling, general and administrative                                                     5,215         21,009
  Depreciation and amortization                                                           4,450         13,535
                                                                                   -------------  -------------
          Total                                                                          12,206         43,048
                                                                                   -------------  -------------

Operating loss                                                                           (7,386)       (21,610)

Other income (expense):
  Interest income                                                                         5,102          1,998
  Interest income-affiliate                                                                 251          2,828
  Interest expense                                                                      (13,400)       (15,533)
                                                                                    ------------  -------------
Loss before income taxes and
    equity in net loss of joint ventures                                                (15,433)       (32,317)

Income tax expense                                                                          ---            ---
                                                                                    ------------  -------------

Loss before equity in net loss
  of joint ventures                                                                     (15,433)       (32,317)

Equity in net loss of joint ventures                                                     (3,683)        (3,803)
                                                                                    ------------  -------------

Net  loss                                                                               (19,116)       (36,120)

Dividend requirements applicable to preferred stock                                      (6,615)        (7,479)

                                                                                    ------------  -------------

Net loss applicable to common stockholders                                          $   (25,731)   $   (43,599)
                                                                                    ============  =============

Basic and diluted net loss per weighted average
  share of common stock                                                             $     (0.73)   $     (0.79)
                                                                                    ============  =============


Weighted average shares of
  common stock outstanding                                                               35,272         55,497
                                                                                    ============  =============

           See notes to condensed consolidated financial statements.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)



                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                      --------------------------------
                                                                                           1998              1999
                                                                                      ---------------  ---------------
Cash flows from operating activities:
  Net loss                                                                            $     (19,116)   $     (36,120)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                                                          3,769           11,978
        Amortization                                                                            681            1,557
        Noncash interest expense                                                              9,358            7,747
        Equity in net loss of joint ventures                                                  3,683            3,803
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                   (1,656)          (8,131)
        Accounts payable                                                                      6,023           (9,649)
        Accrued interest and other liabilities                                               (7,470)          (2,252)
                                                                                      --------------   --------------
Net cash used in operating activities                                                       (4,728)          (31,067)
                                                                                      --------------   --------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                            (33,795)         (39,684)
  Investments in  joint ventures                                                            (18,634)         (18,572)
  Net cash used for acquisitions                                                            (58,330)         (89,750)
  Sale of U.S. government securities - pledged                                               15,653           15,322
                                                                                      --------------   --------------
Net cash used in investing activities                                                       (95,106)        (132,684)
                                                                                      --------------   --------------

Cash flows from financing activities:
  Repayments of debt                                                                         (1,924)            (342)
  Repayments from (advances to) related parties                                                  24         (230,943)
  Proceeds from debt                                                                            ---          300,000
  Costs associated with financing                                                              (379)          (5,148)
                                                                                      --------------   --------------
Net cash (used in) provided by financing activities                                          (2,279)          63,567
                                                                                      --------------   --------------

Decrease in cash and cash equivalents                                                      (102,113)        (100,184)

Cash and cash equivalents, beginning of period                                              332,863          242,570
                                                                                      --------------   --------------

Cash and cash equivalents, end of period                                              $     230,750    $     142,386
                                                                                      ==============   ==============

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

         On March 30, 1999, the Board of Directors of Hyperion approved a change in its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. Hyperion anticipates filing its Transition Report on Form 10-K for the nine months ended December 31, 1998 prior to June 30, 1999. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, and the Transition Report on Form 10-K for the nine months December 31, 1998, when filed with the Securities and Exchange Commission.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Hyperion at March 31, 1999, and the unaudited results of operations for the three months ended March 31, 1998 and 1999, have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

1.    Significant Events Subsequent to December 31, 1998:

         On March 2, 1999, Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 ("Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         During March 1999, Hyperion consummated purchase agreements with subsidiaries of Multimedia Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Hyperion effective from the date acquired.

         On March 31, 1999, the Company entered into an agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby, Entergy will receive approximately $35,776 for its ownership interests in these markets. The agreement is subject to normal closing conditions and regulatory approvals and will increase the Company's ownership interest in the three markets to 100%.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

         On April 15, 1999, the Company entered into an agreement with e.spire Communications, Inc. ("e.spire") to acquire an indefeasible right of use ("IRU") of approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in South Florida that is currently under construction.

         During the quarter ended March 31, 1999, the Company made demand advances to Adelphia which, as of March 31, 1999, had an outstanding balance of $235,886. The Company received interest on the advances at a rate of 5.15%.

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


The Company's non-consolidated investments are as follows:
                                                                            Ownership      December 31,       March 31,
                                                                            Percentage         1998              1999
                                                                         ---------------  ----------------  ---------------

  MediaOne Fiber Technologies (Jacksonville)                                100.0 % (1)    $        8,150     $        ---
  Multimedia Hyperion Telecommunications (Wichita)                          100.0   (1)             5,863              ---
  MediaOne of Virginia (Richmond)                                           100.0   (1)             7,284              ---
  PECO-Hyperion (Philadelphia)                                               50.0                  33,936           39,767
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                      50.0                   7,227            8,904
  Hyperion of York                                                           50.0                   5,721            8,421
  Allegheny Hyperion Telecommunications                                      50.0                   3,043            3,817
  Entergy Hyperion Telecommunications of Louisiana                           50.0   (2)             6,714            8,547
  Entergy Hyperion Telecommunications of Mississippi                         50.0   (2)             7,130            8,576
  Entergy Hyperion Telecommunications of Arkansas                            50.0   (2)             7,586            9,696
  Baker Creek Communications                                                 49.9   (3)            44,637           44,772
  Other                                                                       Various               1,323            4,024
                                                                                          ----------------  ---------------
                                                                                                  138,614          136,524
  Cumulative equity in net losses                                                                 (26,286)         (25,266)
                                                                                          ----------------  ---------------
  Total                                                                                    $     112,328      $    111,258
                                                                                          ================  ===============

(1) As discussed in Note 1, the Company has consummated agreements which increased its ownership to 100% in these networks during March 1999.
(2) As discussed in Note 1, the Company entered into an agreement to increase its ownership to 100% in these networks.
(3) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of 83 million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, a portion of which was refunded. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

      Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding Jacksonville, Richmond and Wichita, is as follows:


                                     December 31,               March 31,
                                        1998                      1999
                                     ------------            -------------
Current assets                       $     6,596             $     20,920
Property, plant and equipment - net      130,382                  141,842
Other non-current assets                  46,702                   45,899
Current liabilities                        9,671                    8,459
Non current liabilities                   38,939                   41,204



                                          Three Month Ended March 31,

                                        1998                      1999
                                     ------------            --------------
Revenues                             $     1,118             $       8,436
Net loss                                  (5,348)                   (7,552)

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

5.  Supplemental Financial Information:

        For the three months ended March 31, 1998 and 1999, the Company paid interest of $15,653 and $15,322, respectively.

        Accumulated depreciation of property, plant and equipment amounted to $38,089 and $50,067 at December 31, 1998 and March 31, 1999, respectively.


                -------------------------------------------------

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q, the Company's audited Consolidated Financial Statements and Notes thereto filed on Form 10-K for the fiscal year ended March 31, 1998 and the Company's audited Consolidated Financial Statements and Notes thereto to be filed on Form 10-K for the nine months ended December 31, 1998.

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, availability and cost of financing, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended March 31, 1998 and 1999.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," or the "Company's networks" mean the (a) 24 telecommunications networks in operation or under construction (the "Existing Networks") owned as of March 31, 1999 by 22 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and
(b) additional networks under development (the "New Networks") as of such date.

         Hyperion is a super-regional provider of communications services offering a full range of communications services to customers that include businesses, governmental and educational end users and other telecommunications service providers throughout the eastern United States. The Company provides these customers with communications services such as local switch dial tone, long distance service, high-speed data, and Internet connectivity. The customer has a choice of receiving these services individually or as part of a bundle of services, which is typically priced at a discount when compared to the price of the individual services. In order to take advantage of the improved economic returns from providing services over the Company's own network system (having "on-net" traffic), the Company is in the process of significantly expanding the reach of its network system. This network system expansion includes the purchase, lease or construction of fiber optic network facilities in more than 50 new markets and the interconnection of all of the Company's existing and new markets with the Company's own fiber optic network facilities as well as implementing various technologies including Dense Wave Division Multiplexing

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

("DWDM") to provide greater bandwidth capacity on the Company's local and long-haul network system.

         By the year 2001, Hyperion expects to serve most of the major cities in the eastern half of the United States. The Company currently provides communications services in 39 markets, representing distinct Metropolitan Statistical Areas, or "MSAs", and plans to introduce services to a total of approximately 90 MSAs by the end of year 2000, expanding Hyperion's presence to approximately 30 states. At March 31, 1999, the Company had installed 22 Lucent 5ESS switches or remote switching modules and plans to put in operation during 1999 eight additional regional switches (the "super switches"). Once fully installed, the Company's fiber optic backbone will connect each of the Company's markets. This fully redundant, 16,000 route mile network system will support Hyperion's full line of communications service offerings. The Company has chosen the eastern half of the United States as its overall target market because it presents an opportunity for rapid growth. Once fully deployed, management believes the Company's network system will encompass over 26 million addressable business access lines (approximately 34% of the nation's population), which currently generate annual estimated communications services revenues of over $50,000,000.

         The Company has experienced initial success in the sale of business access lines with approximately 167,341 access lines sold as a March 31, 1999, of which approximately 144,647 lines are installed. This represents an addition of 36,992 access lines sold and 37,979 access lines installed during the quarter ended March 31, 1999. As of March 31, 1999, approximately 57% of these access lines are provisioned entirely on the Company's network ("on-net lines") with the remainder being a combination of unbundled loops or total service resale from LEC networks.

Recent Developments

         On March 2, 1999, Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 ("Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         During March 1999, Hyperion consummated purchase agreements with subsidiaries of Multimedia Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Hyperion effective on the date acquired.

         On March 31, 1999, the Company entered into an agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby, Entergy will receive approximately $35,776 for its ownership interests in these markets. The agreement is subject to normal closing conditions and regulatory approvals and will increase the Company's ownership interest in the three markets to 100%.

         On April 15, 1999, the Company entered into an agreement with e.spire Communications, Inc. ("e.spire") to acquire an indefeasible right of use ("IRU")

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

of approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in South Florida that is currently under construction.

         During the quarter ended March 31, 1999, the Company made demand advances to Adelphia which, as of March 31, 1999, had an outstanding balance of $235,886. The Company received interest on the advances at a rate of 5.15%.


Results of Operations

Three Months Ended March 31, 1999 in Comparison with Three Months Ended March 31, 1998

         Revenues increased 345% to $21,438 for the three months ended March 31, 1999, from $4,820 for the same quarter in the prior year. Growth in revenues of $16,618 resulted from an increase in revenues from majority and wholly-owned networks of approximately $16,016 as compared to the same period in the prior year due to the continued expansion of the Company's customer base and success in the roll out of switched services as a result of the retail end-user strategy adopted by the Company. The increase was also due to increased management fees from the non-consolidated subsidiaries of $602 from the same period in the prior year.

         Network operations expense increased 235% to $8,504 for the three months ended March 31, 1999 from $2,541 for the same quarter in the prior year. The increase was attributable to the expansion of operations at the Network Operating Control Center ("NOCC"), and the increased number and size of the operations of the networks which resulted in increased employee related costs, equipment maintenance costs and costs related to planned expansion into new markets.

         Selling, general and administrative expense increased 303% to $21,009 for the three months ended March 31, 1999 from $5,215 for the same quarter in the prior year. The increase was due primarily to increased expenses associated with the network expansion plan, an increase in the sales force in the Existing Networks, the development of a sales presence in many of the New Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company.

         Depreciation and amortization expense increased 204% to $13,535 during the three months ended March 31, 1999 from $4,450 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies and amortization of deferred financing costs.

         Interest income for the three months ended March 31,1998 decreased 61% to $1,998 from $5,102 for the same quarter in the prior year as a result of decreases in cash and cash equivalents and U.S. Government securities due to the interest payments on the 12 1/4% Senior Secured Notes, investments in joint ventures, expenditures for property, plant and equipment and the demand advances made to Adelphia.

         Interest income-affiliate for the three months ended March 31, 1999 increased to $2,828 from $251 as aresult of demand advances made to Adelphia during the period.

         Interest expense increased 16% to $15,533 during the three months ended March 31, 1999 from $13,400 for the same period in the prior year. The increase was attributable to higher interest expense associated with the accretion of the 13% Senior Discount Notes and interest on the 12% Senior Subordinated Notes, partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         Equity in net loss of joint ventures increased by 3% to $3,803 during the three months ended March 31, 1999 from $3,683 for the same quarter in the prior year. The net losses of the nonconsolidated Operating Companies for the three months ended March 31, 1999 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 8 at March 31, 1998 to 7 at March 31, 1999 due to the Company's increased ownership in certain Operating Companies as a result of the previously mentioned acquisitions partially offset by the start-up of new non-consolidated Operating Companies. These non-consolidated Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,578 for the three months ended March 31, 1999, as compared with $976 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended March 31, 1998 and 1999 aggregated approximately $5,348 and $7,552, respectively.

         Preferred stock dividends increased by 13% to $7,479 for the three months ended March 31, 1999 from $6,615 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from dividends being paid in additional shares of preferred stock.

Supplementary Operating Company Financial Analysis

         The Company believes that historically, working with Local Partners to develop markets has enabled the Company to build larger networks in a rapid and more cost effective manner than it could have on its own. The Company currently has joint ventures covering seven networks with Local Partners where the Company owns 50% or less of each joint venture. As a result of the Company's historic ownership position in these joint ventures, a substantial portion of the Operating Companies' historic results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because of the recently completed partner roll-ups, management of the Company believes this historical GAAP presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on an adjusted GAAP basis. Adjusted GAAP reflects Hyperion's consolidated GAAP financial position and results of operations adjusted for the inclusion of certain Operating Companies (Buffalo, Syracuse, New Jersey, Louisville, Lexington, Harrisburg, Richmond, Jacksonville and Wichita) which were purchased in either February 1998 or March 1999. All adjusted GAAP results of operations are presented as if Hyperion consolidated all Operating Companies which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



   Summary adjusted GAAP information:

                                                             Three Months Ended
                                                                  March 31,

                                                              1998       1999
                                                            ---------  ---------

   Adjusted GAAP revenue                                    $  8,540   $ 26,539
   Adjusted GAAP EBITDA loss                                  (2,398)    (6,583)
   Adjusted GAAP operating loss                              (11,844)   (24,260)
   Adjusted GAAP net loss applicable to common stockholders  (29,502)   (46,333)
   Adjusted GAAP capital expenditures                         34,960     43,512
   Adjusted GAAP gross property, plant and equipment         404,707    573,808


         For the three months ended March 31, 1999 adjusted GAAP revenue increased 211% to $26,539 as compared to $8,540 for the same quarter in the prior year. The increase in revenues resulted from the continued expansion of the Company's customer base and its success in the roll out of switched services as a result of the retail end-user strategy adopted by the Company.

         For the three months ended March 31, 1999, adjusted GAAP EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, interest income and equity in net loss of joint ventures) loss was $6,583 as compared to $2,398 for the same quarter in the prior year. EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance. The increase in adjusted GAAP EBITDA loss for the three months ended March 31, 1999 was due primarily to increased selling, general, and administrative expenses as a result of the increase in direct sales and marketing distribution channels as the Company has aggressively moved to an end-user strategy over the past year, focusing on medium to large business customers, governmental and educational end-user and other telecommunications service providers, and was also due to increased costs associated with the Company's New Network expansion efforts.

         For the three months ended March 31, 1999, adjusted GAAP operating loss was $24,259 as compared to $11,844 for the same quarter in the prior year. The increase in adjusted GAAP operating loss was due primarily to the above mentioned increase in selling, general and administrative expenses and increased depreciation and amortization expense resulting from a higher depreciable asset base.

         For the three months ended March 31, 1999 adjusted GAAP net loss applicable to common stockholders was $46,333 as compared to $29,502 for the same quarter in the prior year. The increase in adjusted GAAP net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

and amortization and increased interest expense and preferred stock dividends associated with the Company's financing activities. In particular, depreciation and amortization increased substantially due to the significant capital investment the Company has made and the consolidation of the Operating Companies involved in the roll-ups.

         During the three months ended March 31, 1999, the Company and its Operating Companies invested $59,197 in capital expenditures, of which Hyperion's adjusted GAAP share was $43,512. As of March 31, 1999, total gross property, plant and equipment of the Company and its consolidated subsidiaries and the Operating Companies, was approximately $732,819. As of March 31, 1999, Hyperion's proportionate share of gross property, plant and equipment of all Operating Companies was approximately 90%.

Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, as well as the development of the New Networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $33,795 and $39,684 for the three months ended March 31, 1998 and 1999, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $18,634 and $18,572 for the three months ended March 31, 1998 and 1999, respectively. The increase in capital expenditures for the three months ended March 31, 1999 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the Existing Networks and the New Networks as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in the development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         Expansion of the Company's Existing Networks and services and the development of New Networks and additional networks and services require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Existing Networks, (iii) the design, construction and development of the New Networks and (iv) the acquisition of additional ownership interests in Existing Networks. The Company has made substantial capital investments and investments in Operating Companies in connection with the installation of switches or remote switching modules in all of its Existing Networks and plans to install regional super switches in certain New Networks when such New Networks are operational. To date, the Company has installed switches in 22 of its Existing Networks and plans to provide such services in all of its New Networks on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to increase spending on marketing and sales significantly in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to purchase its partners' interests in the Operating Companies when it can do so at attractive economic terms. The Company estimates that it will require approximately $400 million to fund the roll-ups, the Entergy acquisition, the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Companies from April 1, 1999 through the quarter ended September 30, 2000.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, development of the LMDS spectrum, continued acquisition of increased ownership in its networks and material variance from expected capital expenditure requirements for Existing Networks and New Networks or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new markets not currently planned.

         The Company will need substantial additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and Operating Company levels, internally generated funds, equity invested by Local Partners in Operating Companies and additional debt or equity financings, as appropriate, and expects to fund its purchase of partnership interests of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.

         The Company currently expects that its existing cash balance, demand advances to Adelphia, internally generated funds and future financing sources will be sufficient to fund the Company's capital expenditures, acquisitions, operating losses and pro rata investments in the Operating Companies through September 2000. There can be no assurance, however, as to the availability of funds from internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the 13% Senior Discount Notes (the "Senior Notes"), the 12 1/4% Senior Secured Notes (the "Senior Secured Notes") and the Subordinated Notes and the Certificate of Designation for the 12 7/8% Senior Exchangeable Redeemable Preferred Stock provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund its capital expenditures, acquisitions, operating losses or pro rata investment in the Operating Companies could have a material adverse effect upon the Company and/or the Operating Companies.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

      telecommunication transmission and reception systems, and

      facility systems.

         System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following:

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

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by July 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by September 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by August 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, and telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by August 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have totaled $475. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $775. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to year 2000 issues related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company's systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's ability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages, however the Company can not currently estimate the extent of any such adverse effects.

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

Competition

         The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

         In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the Incumbent Local Exchange Carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators are likely to provide ILECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide in region long distance service in one or more states by fulfilling the market operating provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the company's offerings. To date, each request for such authority has been denied by the FCC. An approval could result in decreased market share for the major IXCs, which are among the Operating Companies' significant customers. Any of these results could have an adverse effect on the Company.

         There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. and Teleport Communications Group Inc. ("TCG") and the pending combination of Bell Atlantic and GTE. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will also affect the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

         The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, ILECs which are not subject to RBOC restrictions on long distance, AT&T, MCI WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Williams, Qwest Communications International and Level 3 Communications are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of TCI and MediaOne will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

Regulation

Government Overview

         A significant portion of the services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial projects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either federal or state level, without achieving a favorable result.

Federal Legislation and Regulation

         The Telecommunications Act ("Telecommunications Act") enacted on February 21, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy. This act removes state regulatory barriers to competition, and imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, carriers must provide to each other services for resale, number portability, dialing parity, access to rights of way, and compensation for traffic they exchange. ILECs must provide competitors with network interconnection, access to unbundled network elements, and collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over regimes for universal service subsidiaries and access.

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. The Company has challenged states' attempts to limit competition in certain rural areas. An FCC order is pending. Depending on the result, the Company's expansion plans may be adversely affected.

         The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs. The FCC recently initiated a new proceeding to reexamine which unbundled network elements ILECs must provide. In addition, because the Eighth Circuit had only ruled on the FCC's jurisdiction to set a pricing methodology, the ILECs have renewed their opposition to the actual methodology.

         Many new carriers have experienced difficulties in working with the ILECs, with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as us to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for RBOCs to cooperate with new carriers and permit access to their facilities satisfied statutory conditions designed to open their local markets to competition. The RBOCs in the Company's proposed markets are not yet permitted by the FCC to offer long distance services and the Company cannot be assured that these RBOCs will be accommodating to the Operating Companies once they are permitted to offer long distance service. If the Operating Companies are unable to obtain the cooperation of an RBOC in a region, whether or not such RBOC has been authorized to offer long distance service, ability to offer local services in such region on a timely and cost effective basis would be adversely affected.

         The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to CLECs. The FCC also initiated a new proceeding to address line sharing which, if implemented, would allow CLECs to offer data services over the same line that a consumer uses for voice services without the CLEC having to provide the voice service. While the Company expects that the FCC's new collocation rules will be beneficial to the Operating Companies, it remains uncertain that these new rules will be implemented in a favorable manner. Moreover, ILECs or other parties may ask the FCC to reconsider some or all of its new collocation rules, or may appeal these rules in federal court.

         A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating to Internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. However, on February 25, 1999, the FCC adopted an order in which it determined that calls to ISPs are interstate in nature and proposed rules to govern compensation to carriers for transmitting these calls. It stated, however, that its action was not intended to dislodge previous state decisions interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges to contribute to universal service funds, the FCC's order could affect the costs incurred by ISPs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

         Several ILECs have recently filed petitions at the FCC requesting a waiver of certain obligations imposed on ILECs in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. The FCC has subsequently approved that such services are subject to interstate jurisdiction and to the resale and unbundling obligation of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether ILECs can create separate affiliates for their high-speed data services that would be free from these obligations. This outcome could have a material adverse effect on the Company.

         Any of the regulatory changes discussed above could require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the Operating Companies can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices, which are for the most part consistent with the FCC's related pricing provisions.

         In an exercise of its "forbearance authority," the FCC has ruled that following a transition period non-dominant IXCs will no longer be able to file tariffs with the FCC concerning their interexchange long distance services (the "IXC Detariffing Order"). Tariffs set forth the terms and conditions under which the operating companies provide services. This would deprive the Company of the advantages of being able to rely on terms and conditions contained in a filed tariff, requiring instead reliance on individual contracts. The IXC Detariffing Order has been stayed pending review in the U.S. Court of Appeals for the District of Columbia.

         In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the payments into these federal subsidy funds will be based on its share of certain defined telecommunications end-users' revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In the May 1997 order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties have appealed the May 1997 order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where oral argument was heard in December 1998. Various states area also in the process of implementing their own universal service programs.

         To the extent that the Operating Companies provide interexchange telecommunications service, access charges are required to be paid to ILECs when the facilities of those companies are used to originate or terminate interexchange calls. Also, as CLECs, the Operating Companies provide access service to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released in December 1996 and May 1997, the FCC made major changes in the interstate access charge structure. In the December 1996 order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access service. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. The May 1997 order substantially increased the cost that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through a monthly, non-traffic-sensitive access charges. In the May 1997 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules that are expected to be established

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

sometime in 1999 that may grant price cap LECs increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services.

         In addition, the Operating Companies assess access charges to companies that use their facilities to originate or terminate long distance calls. Some of these companies, including AT&T and Sprint, have announced plans to resist paying access charges that exceed the access charges of the ILEC in any given geographic area. While the Operating Companies have not experienced any such challenges to their rights to collect access charges, they could experience them in the future. If so, the effect upon the Company's business could be material and adverse.

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. The Company has challenged states' attempts to limit competition in certain rural areas. An FCC order is pending. Depending on the result, the Company's expansion plans may be adversely affected.

         The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, internet telephony, slamming, and pole attachment. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.

State Regulation

         Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition, Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Alabama, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont and Virginia and West Virginia. The certificates or other authorizations permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, and Operating Company's tariff lists a rate range or sets prices on an individual case basis. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, Y2K compliance, unbundling and universal service contributions all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, and service requirements, and universal service issues.

         In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the ILEC before it can begin providing

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)

switched services. To date, the Operating Companies have negotiated interconnection agreements with one or more of the ILECs, in each state in which they have been certificated. Agreements are subject to State PUC approval.

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

         In some of the areas where the Operating Companies provide service, their Local Partners pay license or franchise fees based on a percent of fiber lease payment revenues. In addition, in areas where the Company does not use facilities constructed by a Local Partner, the Operating Company may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, some municipalities may seek to impose requirements or fees on users of transmission facilities, even though they do not own such facilities.

         In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Operating Company or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 1999.

                                              Expected Maturity
                            ------------------------------------------------------
                                                                                                               Fair
                              1999       2000       2001       2002       2003     Thereafter     Total        Value
                            ---------- ---------- ---------- ---------- ---------- ----------- ------------ ------------
Fixed Rate Debt:                  ---        ---        ---        ---   $303,840    $786,294   $1,090,134   $1,055,011

   Average Interest Rate       12.53%     12.53%     12.53%     12.53%     12.41%      12.35%          ---          ---

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                             (Dollars in thousands)



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 24, 1999, the Company was served with a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleges, among other matters, that the company's use of the name "Hyperion" in its business infringes upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. The Complaint seeks, among other matters, to enjoin the Company from using the name or mark "Hyperion" in the company's business as well as to recover unspecified damages, treble damages and attorneys' fees. Management of the Company believes that the Company has meritorious defenses to the complaint and intends to vigorously defend this lawsuit. Although management believes that this lawsuit will not in any event have a material adverse effect upon the Company, no assurance can be given regarding the effect upon the Company if Solutions were to prevail in this lawsuit.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended March 31, 1999, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended March 31, 1999, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three months ended March 31, 1999.

Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

      Exhibit 4.01 Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Current Report on Form 8-K for Adelphia Communications Corporation filed on March 10, 1999.) (File No. 0-16014).

      Exhibit 4.02 Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit 4.01).

      Exhibit 4.03 Registration Rights Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers, dated March 2, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated by reference herein is Exhibit 10.04 to Adelphia's Current Report on Form 8-K filed on March 10, 1999.)

      Exhibit 10.01 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.03 to Adelphia's Current Report on Form 8-K for the event dated February 22, 1999.)
                           (File No. 0-16104).

      Exhibit 10.02 Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to Adelphia's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

      Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

      Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

      Exhibit 99.03        Press Release dated May 17, 1999

(b)  Reports on Form 8-K:

    Form 8 Ks were filed on February 18, March 10, and April 6, 1999 which reported information under Items 5 and 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HYPERION TELECOMMUNICATIONS, INC.
                                            (Registrant)



Date:   May 17, 1999                     By:  /s/ Timothy J. Rigas
                                              --------------------
                                         Timothy J. Rigas
                                         Vice Chairman, Chief Financial Officer
                                         (authorized officer) and Treasurer


Date:   May 17, 1999                     By:  /s/ Edward E. Babcock, Jr.
                                              --------------------------
                                         Edward E. Babcock, Jr.
                                         Vice President, Finance and
                                         Chief Accounting Officer

                                  Exhibit Index


          Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

          Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit    99.03 Press Release dated May 17, 1999

                                                                   Exhibit 99.01

                                   SCHEDULE E

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data

         of the Subsidiaries and the Joint Ventures Presented by Cluster


Data presented for the quarter ended:               3/31/99

Unaudited                                                                                  ***
                                        North East     Mid-Atlantic      Mid-South        Other         Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                        $    8,270.2  $     13,473.4   $     7,122.2   $      3,628.0   $   32,493.8
Total Capital Expenditures           $    8,703.0  $     30,274.9   $    12,812.7   $      7,406.7   $   59,197.3
Total EBITDA                         $    2,576.4  $     (1,535.5)  $    (3,215.6)  $     (1,192.4)  $   (3,367.1)

Gross PP&E                           $  111,479.9  $    337,622.9   $   129,876.7   $    153,839.7   $  732,819.2

Proportional Revenue *               $    8,137.6  $      8,758.9   $     6,479.5   $      1,060.1   $   24,436.1
Proportional Capital Expenditures*   $    8,703.0  $     23,573.5   $    10,817.2   $      5,843.6   $   48,937.3
Proportional EBITDA *                $    2,979.3  $     (2,533.6)  $    (2,265.2)  $     (1,480.2)  $   (3,299.7)

Proportional Gross PP&E *            $  111,479.9  $    279,268.2   $   106,845.1   $    153,839.7   $  651,432.9

STATISTICAL DATA Increase for March 31, 1999:
Networks in Operation                         ---               3             ---              ---              3
Route Miles                                    22              34              14                5             75
Fiber Miles                                 1,065           1,652             648              182          3,547
Buildings connected                             6              16              15               36             73
Building with customers                       378             516             982              139          2,015
LEC-COs collocated **                         ---               3               5              ---              8
Voice Grade Equivalent Circuits            38,304         232,512         145,824           65,856        482,496

As of December 31, 1998:
Networks in Operation                           3               9               6                2             20
Route Miles                                 3,198           4,153           3,557            4,097         15,005
Fiber Miles                                93,309         151,002          66,280           59,186        369,777
Buildings connected                           347             681             350              370          1,748
Buildings with customers                    2,023             922           2,918              597          6,460
LEC-COs collocated **                          16              64              25               18            123
Voice Grade Equivalent Circuits           212,352         469,728         200,256          195,552      1,077,888

As of March 31, 1999:
Networks in Operation                           3              12               6                2             23
Route Miles                                 3,220           4,187           3,571            4,102         15,080
Fiber Miles                                94,374         152,654          66,928           59,368        373,324
Buildings connected                           353             697             365              406          1,821
Buildings with customers                    2,401           1,438           3,900              736          8,475
LEC-COs collocated **                          16              67              30               18            131
Voice Grade Equivalent Circuits           250,656         702,240         346,080          261,408      1,560,384
Access Lines Sold                          27,078          82,344          46,752           11,167        167,341
Access Lines Installed                     22,891          75,649          40,116            5,991        144,647

*  Represents portion attributable to the Company.
**  Local Exchange Carrier's central office
*** Other Network amounts includes Network Control Centers and Corporate Capital Expenditures
      and Gross Property, Plant and Equipment

                                                                   Exhibit 99.02

                                   SCHEDULE F

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                           3/31/99

                                    Unaudited

                                                                 Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                                $  14,703.2
Total Capital Expenditures                                   $  17,335.1
Total EBITDA                                                 $   3,614.3

 Gross Property, Plant & Equipment                           $ 204,762.4

STATISTICAL DATA(b):
As of March 31, 1999:
Networks in Operation                                                  7
Route Miles                                                        3,223
Fiber Miles                                                      146,966
Buildings connected                                                  878
LEC-COs collocated                                                    57
Voice Grade Equivalent Circuits                                  732,480
Access Lines Sold                                                 68,504
Access Lines Installed                                            55,884

(a) Financial Data represents 100% of the operations of all entities except
    Hyperion of Florida, which is reflected at Hyperion's ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities


                                                                   Exhibit 99.03
                                                         Contact Information:

                                   Ed Babcock
                                                         Hyperion Communications
                                                         814-274-9830

FOR IMMEDIATE RELEASE


     HYPERION TELECOMMUNICATIONS, INC. AND ITS OPERATING COMPANIES ANNOUNCE
                             FIRST QUARTER RESULTS

                         Coudersport, PA - May 17, 1999

John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Hyperion Telecommunications, Inc. ("Hyperion" or "the Company") (NASDAQ NNM: HYPT) reported results of operations for Hyperion and its Operating Companies (defined in footnote) for the first quarter which ended on March 31, 1999.

Due to the recently completed purchase of its partners' interests in the Jacksonville, FL, Richmond, VA and Wichita, KS markets, Hyperion's and its consolidated subsidiaries operating results are presented on both an adjusted generally accepted accounting principles ("GAAP") basis (Exhibit A below) and in accordance with historical GAAP (Exhibit B below). Adjusted GAAP reflects Hyperion's consolidated results of operations adjusted for the results of operations of all Operating Companies for which the Company acquired the outstanding partnership interests (a "roll-up"). Adjusted GAAP results of operations are presented as if Hyperion consolidated these Operating Companies during the entire periods presented. The Company will include operating results in accordance with GAAP in its Form 10-Q, which will be filed with the Securities and Exchange Commission.

First quarter results saw adjusted GAAP revenue increase 211% to $26,539,000 over the same quarter in the prior fiscal year and 35% over the December 1998 quarter. The increase in revenues for the first quarter was primarily due to the continued expansion of the Company's customer base and its success in the deployment of switched services as a result of the retail end user strategy adopted by the Company. During the March 1999 quarter, the Operating Companies sold 36,992 additional access lines, bringing total sales to 167,341 access lines as of March 31, 1999. (The Company counts access lines on a one for one basis, irrespective of the number of telephone sets in use through trunks into a PBX; that is, no multipliers are used.) Installed lines increased 37,979 during the March 1999 quarter, bringing total installed access lines to 144,647 at March 31, 1999, approximately 57% of which are provisioned completely on the Company's network (on-net lines).

First quarter adjusted GAAP gross margin was $16,342,000 or 62% of sales as compared to $4,522,000, or 53% of sales for the same quarter in the prior fiscal year and 59% of sales in the December 1998 quarter. The strong gross margin performance was due to a combination of high margin on-net business customers with access lines and high margin dedicated access revenues from each of the markets consolidated from the three completed roll-ups.

First quarter adjusted GAAP EBITDA loss was $6,583,000 as compared to $2,398,000 for the same quarter in the prior fiscal year and $6,728,000 in the December 1998 quarter. The EBITDA loss was somewhat better than Company's expectations due to the above noted gross margin improvement and higher sales. Offsetting the improved gross margin were increased selling, general, and administrative expenses as a result of the ramp up in direct sales and marketing distribution channels and increased costs associated with the Company's network expansion efforts. The Company's sales force increased in the quarter by 153 professionals from 251 at December 31, 1998 to 404 at March 31, 1999 reflecting the Company's commitment to its expansion strategy into 50 new markets during 1999 and 2000. The Company is now selling communication services in 39 markets (represented as separate Metropolitan Statistical Areas or MSAs) in the eastern half of the United States up from 22 MSAs in December 1998.

First quarter adjusted GAAP net loss applicable to common stockholders was $46,333,000 or ($0.83) per share as compared to $29,502,000 or ($0.84) per share for the same quarter in the prior fiscal year and $39,585,000 or ($0.71) per share for the December 1998 quarter. The increase in adjusted GAAP net loss for the first quarter was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization expenses and increased preferred stock dividends associated with the Company's financing activities. In particular, depreciation and amortization increased substantially due to the significant capital investment the Company has made and the consolidation of the Operating Companies involved in the roll-ups.

Hyperion's six most mature markets (the "Mature Markets") continued to demonstrate improved financial results with March 1999 quarterly revenues of $13,583,000, a 19.4% quarterly increase over December 1998 revenues and 137% increase over the comparable quarter a year ago. Gross margins continued to be very strong at 72% of sales and EBITDA margins of 36% of sales, or $4,900,000 represented a 31% quarterly increase over the December 1998 quarter and over six times the March 1998 quarter. Furthermore, 12 of Hyperion's base 22 markets were EBITDA positive in the March 1999 quarter, up from 8 in December 1998, and Hyperion's base 22 markets generated overall positive EBITDA of $4,600,000, or 14% of sales.

"We are very pleased with our first quarter financial and operating results, and are equally excited about the prospects for future growth," stated James Rigas, Hyperion's Chief Executive Officer. "Both the mature markets and base markets financial performance clearly demonstrates the business plan works. Our market expansion strategy is on track and we have had success attracting and retaining talented professionals in all areas of the organization. Overall, we are optimistic about Hyperion's prospects for future success."

During the March 1999 quarter, the Company and its Operating Companies invested $59,197,000 in capital expenditures, of which Hyperion's adjusted GAAP share was $43,512,000. As of March 31, 1999, total gross property, plant and equipment of the Company and its consolidated subsidiaries on an adjusted GAAP basis was approximately $573,808,000.

As of March 31, 1999, Hyperion's proportionate share of the gross, property plant and equipment of the Company and the Operating Companies was approximately 90%. Proportionate share reflects the collective sum of Hyperion and Hyperion's economic interest in each of the Operating Companies it owns and manages at Hyperion's ownership percentage as of March 31, 1999. As of March 31, 1999, the Operating Companies had approximately 6,108 local route miles and 283,432 local fiber miles. The Company had customers located in approximately 8,475 buildings of which 1,821 buildings were connected with Company owned fiber and was collocated in 131 local exchange carriers LSOs. To date, 22 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service with eight additional regional super switches planned for operation during 1999.

Hyperion Communications, is a majority owned subsidiary of Adelphia Communications Corporation that provides integrated communications services to business customers through its state-of-the-art fiber optic communications network. By the year 2001, Hyperion will serve most cities in the eastern half of the United States through the interconnection of approximately 100 MSAs, creating a single fiber optic backbone network. This fully redundant, 16,000-mile local and long-haul fiber optic network will support Hyperion's full line of communication service offerings, including local and long distance voice services, messaging, high-speed data and Internet services. For more information on Hyperion, visit the company's web site at http://www.hyperioncom.net.

Exhibit A that follows sets forth the adjusted GAAP operating results for Hyperion and consolidated subsidiaries, adjusted for the roll-up transactions, for the three months ended March 31, 1998 and 1999.


Exhibit B that follows sets forth the operating results in accordance with historical GAAP for Hyperion and its consolidated subsidiaries for the three months ended March 31, 1998 and 1999, respectively.

         Footnote: Hyperion's Operating Companies represent partnerships or limited liability companies with local partners, and wholly or majority owned subsidiaries of the Company (collectively, the "Operating Companies").


                                    EXHIBIT A

          Hyperion Telecommunications, Inc. and its Operating Companies
                       Adjusted GAAP Operating Results (a)

                                                                  Unaudited

                                                             Three Months Ended
                                                                  March 31,
                                                             1998           1999

Operating Revenue                                      $   8,540,000   $  26,539,000

Direct Operating Expenses                                  4,018,000      10,197,000
                                                       --------------  --------------

Gross Margin                                               4,522,000      16,342,000

Sales, General & Administrative Expenses                   6,920,000      22,925,000
                                                       --------------  --------------

EBITDA (b)                                                (2,398,000)     (6,583,000)

Depreciation & Amortization Expense                        9,446,000      17,677,000
                                                       --------------  --------------

Operating Loss                                           (11,844,000)    (24,260,000)

Interest Income                                            5,394,000       2,029,000
Interest Income - Affiliate                                  251,000       2,828,000
Interest Expense                                         (14,041,000)    (15,849,000)
                                                       --------------  --------------

Loss before Equity in Net Loss of Joint Ventures         (20,240,000)    (35,252,000)

Equity in Net Loss of Joint Ventures                      (2,647,000)     (3,602,000)
                                                       --------------  --------------

Net Loss                                                 (22,887,000)    (38,854,000)

Preferred Stock Dividends                                 (6,615,000)     (7,479,000)
                                                       --------------  --------------

Net Loss Applicable to  Common Stockholders            $ (29,502,000)  $ (46,333,000)
                                                       ==============  ==============

Basic and Diluted Net Loss per Weighted Average Share
  of Common Stock                                      $       (0.84)  $       (0.83)
                                                       ==============  ==============

Weighted Average Shares of Common Stock Outstanding       35,272,000      55,497,000
                                                       ==============  ==============


(a) Adjusted GAAP reflects Hyperion's consolidated operating results adjusted for the consolidation of certain joint ventures (Buffalo, Syracuse, New Jersey, Louisville, Lexington, Harrisburg, Richmond, Jacksonville, and Wichita) in which Hyperion has bought out its partners' interests. All results of operations are presented as if all of the purchases had occurred at the beginning of the periods presented.

(b) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be meaningful measure of performance.




                                    EXHIBIT B
               Hyperion Telecommunications, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                                                 Unaudited
                                                            Three Months Ended
                                                                 March 31,
                                                            1998            1999

Revenues                                               $   4,820,000   $  21,438,000
                                                       --------------  --------------
Operating Expenses
  Network Operations                                       2,541,000       8,504,000
  Selling, General & Administrative                        5,215,000      21,009,000
  Depreciation & Amortization                              4,450,000      13,535,000
                                                       --------------  --------------
Total                                                     12,206,000      43,048,000
                                                       --------------  --------------

Operating Loss                                            (7,386,000)    (21,610,000)

Other Income (Expense)
  Interest Income                                          5,102,000       1,998,000
  Interest Income - Affiliate                                251,000       2,828,000
  Interest Expense                                       (13,400,000)    (15,533,000)
                                                       --------------  --------------

Loss Before Equity in Net Loss                           (15,433,000)    (32,317,000)
  of Joint Ventures

Equity in Net Loss of Joint Ventures                      (3,683,000)     (3,803,000)
                                                       --------------  --------------

Net Loss                                                 (19,116,000)    (36,120,000)

Preferred Stock Dividends                                 (6,615,000)     (7,479,000)
                                                       --------------  --------------

Net Loss Applicable to Common Stockholders             $ (25,731,000)  $ (43,599,000)
                                                       ==============  ==============


Basic and Diluted Net Loss per Weighted Average
 Share of Common Stock                                 $       (0.73)  $       (0.79)
                                                       ==============  ==============

Weighted Average Shares of Common                         35,272,000      55,497,000
                                                       ==============  ==============
