Form 10-KT
period 1998-12-31
HYPERION TELECOMMUNICATIONS INC
filed 1999-05-27
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   _______ Annual Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934



    __X___ Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period

                    from April 1, 1998 to December 31, 1998.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Aggregate market value of outstanding Class A Common Stock, par value $0.01 and Class B Common Stock, par value $0.01, held by non-affiliates of the Registrant at May 21, 1999 was $303.1 million based on the closing sale price of the Class A Common Stock as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the Registrant.

At May 21, 1999, 22,393,821 shares of Class A Common Stock, par value $0.01, and 32,300,041 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K

                        HYPERION TELECOMMUNICATIONS, INC.

                                TABLE OF CONTENTS



PART I

   ITEM 1.  BUSINESS............................................................................................ 2

   ITEM 2.  PROPERTIES..........................................................................................19

   ITEM 3.  LEGAL PROCEEDINGS...................................................................................20

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................20


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................23

   ITEM 6.  SELECTED FINANCIAL DATA.............................................................................24

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............27

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................37

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................38

   ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................63


PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................63

   ITEM 11. EXECUTIVE COMPENSATION..............................................................................63

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................63

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................63


PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................63


PART I

ITEM 1.  BUSINESS

The Company

         Hyperion Telecommunications, Inc. ("Hyperion" or the "Company") is a super-regional provider of communications services offering a full range of communications services to customers that include businesses, governmental and educational end users and other telecommunications service providers throughout the eastern United States. The Company provides these customers with communications services such as local switch dial tone, long distance service, high-speed data, and Internet connectivity. The customer has a choice of receiving these services individually or as part of a bundle of services, which is typically priced at a discount when compared to the price of the individual services. In order to take advantage of the improved economic returns from providing services over the Company's own network system (having "on-net" traffic), the Company is in the process of significantly expanding the reach of its network system. This network system expansion includes the purchase, lease or construction of fiber optic network facilities in more than 50 new markets and the interconnection of all of the Company's existing and new markets with the Company's own fiber optic network facilities, as well as implementing various technologies including Dense Wave Division Multiplexing ("DWDM") to provide greater bandwidth capacity on the Company's local and long-haul network system.

         By the year 2001, Hyperion expects to serve most of the major cities in the eastern half of the United States. The Company currently provides communications services in 46 markets and plans to introduce services in more than 50 new markets, expanding Hyperion's presence to approximately 30 states. At December 31, 1998, the Company had installed 20 Lucent 5ESS switches or remote switching modules and plans to put in operation during 1999 nine additional regional switches (the "super switches"). Once fully installed, the Company's fiber optic backbone will connect each of the Company's markets. This fully redundant, 16,000 route mile network system will support Hyperion's full line of communications service offerings. The Company has chosen the eastern half of the United States as its overall target market because it presents an opportunity for rapid growth. Once fully deployed, management believes that the Company's network system will encompass over 26 million addressable business access lines (approximately 34% of the nation's population), which currently generate annual estimated communications services revenues of over $50 billion.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Transition Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the cost of availability of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, Year 2000 issues, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Transition Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

         Change of Year End. On March 30, 1999, the Board of Directors of Hyperion approved a change in Hyperion's fiscal year from March 31 to December
31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

Recent Developments

         Expansion of Fiber Network. Since April 1, 1998, Hyperion has entered into agreements with Qwest Communications, Williams Communications, NorthEast Optic Network, Inc. ("NEON"), Metromedia Fiber Network, Inc., e.spire Communications, Inc., Telergy Inc. and Interpath Communications to acquire local and long-haul fiber optic transmission infrastructure to provide facilities-based services in a number of new markets throughout the eastern United States and to interconnect Hyperion's existing markets and these new markets. The agreements entitle the Company to a long-term lease or an indefeasible right of use ("IRU") to approximately 9,000 route miles of local and long-haul fiber for a total cost of approximately $126 million.

         The markets reached through these agreements are important to the Company's network system expansion strategy. For example, fiber obtained through the contract with NEON enables Hyperion to quickly enter markets throughout New England including Boston, Massachusetts. The agreement with Metromedia Fiber Network supplements an earlier agreement and provides Hyperion with broad coverage in the New York metropolitan area, as well as new entry into Chicago, Illinois, Washington, DC and northern Virginia. Hyperion will gain cost-effective access to Atlanta, Georgia through the agreement with e.spire. The agreement with Telergy will allow Hyperion to efficiently enter Manhattan, New York along with interconnection from our upstate New York markets and the agreement with Interpath Communications will allow us to enter the Raleigh-Durham/Chapel Hill, North Carolina market. The long-haul agreements with Qwest, Williams, Telergy and others provide the basis for the Company's dedicated long-haul fiber network system, which in turn increases our addressable market approximately 50%. This increased addressable market opportunity, resulting from the signing of the agreements currently in place, can be achieved without a proportionate increase in the number of switches deployed through the use of super switches serving multiple markets in a geographical region.

         On April 15, 1999, Hyperion entered into an agreement with e.spire Communications, Inc. ("e.spire") to acquire an IRU for approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in south Florida that is currently under construction.

         Data Services Agreement. On February 9, 1999, Hyperion entered into a 3 year agreement with Intermedia Communications ("ICI") whereby it will purchase from ICI wholesale frame relay and ATM services, which will be branded under the Hyperion name. As the long-haul portions of Hyperion's network system become operational and data switches are placed in the networks, we expect to migrate customers to our network system. The agreement provides for a discount pricing structure based upon volume purchases, and we believe that this market-entry strategy provides a cost-effective, economical approach to creating market presence and a customer base until our data networks are operational. Over time, we expect most of our customers' data traffic will be carried on our own network system.

          Partnership Rollups. During March 1999, Hyperion consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in our jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of approximately $90 million. The agreements increased the Company's ownership interest in each of these networks to 100%. The consummated acquisitions are collectively referred to as the "Roll-ups."

         In addition, on March 31, 1999, Hyperion entered into purchase agreements with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR and Jackson, MS markets, whereby Entergy will receive $36 million in cash for Entergy's ownership interests in each of these markets. Upon consummation of this transaction, which is subject to normal closing conditions and regulatory approvals, the Company's ownership interest in each of these networks will increase to 100%.

         LMDS Licenses. During 1998, through a partnership in which Hyperion is a 49.9% limited partner, the Company was the successful bidder, at a cost of approximately $45 million, all of which has been fully paid, for 195 31-GHz licenses, which cover approximately 83 million people in the eastern United States, representing coverage in most of Hyperion's network system territory. The Company and its partner are currently in the process of dissolving the partnership, and the licenses are to be transferred to the Company, at no additional cost to the Company, upon the consent of such transfer by the Federal Communications Commission (the "FCC"), which may not be unreasonably withheld. Hyperion plans to use the local multipoint distribution service ("LMDS") spectrum in most of its markets, and believes the spectrum to be highly complementary to our fiber-based systems as an economical means to provide "last-mile" connectivity for customers that otherwise could not be economically addressed with broadband wireline connectivity.

         March 1999 Financing. On March 2, 1999 Hyperion issued $300 million of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100 million of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295 million were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets, and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         Hyperion IPO. In the June 30, 1998 quarter, Hyperion issued and sold 12,850,000 shares of Class A Common Stock at a price to the public of $16.00 per share including the underwriters' over-allotment option. Simultaneously with the closing of the IPO, Hyperion issued and sold 6,966,667 additional shares of Class A Common Stock to Adelphia at a purchase price of $15.00 per share in exchange for certain of Hyperion's indebtedness and payables owed to Adelphia and for cash of $49.9 million. These transactions raised approximately $241 million of net proceeds to continue the expansion of Hyperion's existing markets and to build new markets.

Growth Strategy

         The key components of the Company's strategy as a leading provider of competitive telecommunications services are:

         Focus On Telecommunications-Intensive Customers. Hyperion provides their services to telecommunications-intensive customers that include businesses, governmental and educational end users, and other telecommunications service providers. Hyperion believes that its target customers are a large and under-served universe who generally have limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. The Company offers dedicated access services on a wholesale basis to interchange or long distance carriers ("IXCs") and has entered into national service agreements with AT&T and MCI WorldCom to be their preferred supplier.

         Expansion of Sales and Customer Care Effort. Hyperion's goal is to create better customer retention and become the principal and preferred cost-effective alternative to the incumbent communications services provider. To achieve this and to capitalize on the Company's expanded addressable market, Hyperion has rapidly increased and intends to continue to increase its direct sales and support team consisting of sales professionals and engineers. The Company has expanded its sales force from 128 salespeople at December 31, 1997 to 251 salespeople at December 31, 1998 and expects to increase its sales force to approximately 450 salespeople by December 31, 1999.

         In addition, Hyperion believes that the best way to care for a customer is to provide local customer service after the sale. Each of Hyperion's markets has a dedicated team of trained customer care professionals committed to ensuring that we meet or exceed our customers' expectations. At December 31, 1998, Hyperion had approximately 136 professionals committed to its customer care effort which Hyperion expects will increase to approximately 250 professionals by December 31, 1999.

         Focus on Providing Bundled Packages of Communications Services. In response to market demands and to maximize our selling efforts, the Company offers a full suite of communications services to our customers. Hyperion offers its services individually to suit specific customer needs or bundled together to provide customers with a cost-effective and comprehensive communications solution. In addition to the pricing benefits Hyperion's customers receive from purchasing bundled communications services, the Company believes that bundled services provide Hyperion with increased customer retention, higher operating margins and a reduced cost of acquiring new customers.

         The Company's service offerings currently include a wide range of local dial tone and long-distance services in all of its operating markets. In addition, Hyperion has launched internet access services, frame relay and ATM services in certain of our markets and plans to extend these services to all of our markets during 1999. To accelerate its frame relay and ATM service offerings, Hyperion recently entered into a wholesale provider agreement with ICI, whereby it will use ICI's frame relay network and data switches to offer data services to its customers and then move its customers' traffic onto its own network system as it becomes operational. The Company believes this approach provides an efficient market-entry strategy and allows it to build a market presence under the Hyperion trade name, while providing better long-term operating margins through the use of its own network system.

         Drive On-Net Traffic Over High Capacity Fiber Optic Network System. The broad deployment of fiber optic cable in Hyperion's markets typically enables connectivity among the Company, the incumbent local exchange carrier ("LEC") central offices and the Company's customers. Hyperion expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide the Company with higher long-term operating margins. As of December 31, 1998, the Company has collocated in 123 incumbent LEC central offices, a figure which is expected to increase to over 300 during 1999. In addition, as of December 31, 1998, in Hyperion's six most mature markets, 78% of the access lines in service have been provisioned completely on its own network system. Overall the Company had 110,005 installed access lines at December 31, 1998, approximately 63% of which are provisioned completely on Hyperion's network system.

         In addition to the broad deployment of fiber optic cable in its markets, Hyperion has been aggressively adding fiber over long distances to create a fiber optic network system that connects its various markets. Once fully deployed, this fiber optic backbone will enhance the Company's ability to originate and terminate Hyperion's customers' communications traffic over our networks. We believe long-term operating margins on Hyperion's long distance and data transfer businesses will increase significantly as a result of connecting these markets.

         As an alternative to fiber optic cable, Hyperion also plans to utilize wireless technologies to deliver the "last mile" of communications services where the use of fiber optic cable is not economical. Through the use of a fixed wireless technology known as LMDS, the Company will be able to provide in most of its markets an alternative means for establishing the connectivity that links Hyperion's customers to its network system. See "Recent Developments--LMDS Licenses." These customers might otherwise have limited access to a high speed fiber optic network. Therefore, the Company expects LMDS to increase the amount of on-net traffic we carry in the future.

         Expand Market Roll-out Throughout Eastern United States. The Company recently announced that it is expanding the scope of its business plan to add 50 new markets to the existing 46 markets, expanding its presence to approximately 30 states throughout the eastern United States. These 96 markets will provide Hyperion with a market opportunity of more than 26 million addressable business access lines (approximately 34% of the nation's population), which currently generate over $50 billion of annual communications services revenues. Hyperion plans to roll out service in these new markets by installing nine new super switches that, together with remote switch modules, will serve several markets in geographic proximity to each super switch. Each of these markets will be connected to the system network by inter-city fiber that has been or will be purchased or leased from a number of fiber optic transmission providers.


Products and Services

         Hyperion's products and services are designed to appeal to the sophisticated telecommunications needs of its business, governmental and educational customers.

         Local Services. Hyperion provides local dial-tone services to customers, which allows them to complete calls in its calling area and to access a long distance calling area. Local services and long distance services can be bundled together using the same transport facility. Hyperion's networks are designed to allow a customer to easily increase or decrease capacity and alter enhanced services as the telecommunications requirements of the business change. In addition to its core local services, Hyperion also provides access to third party directory assistance and operator services.

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

          Access to Internet Services--Enables customers to use its available capacity for access to Internet Service Providers ("ISP"s).

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

Ownership of the Company and the Operating Companies

         As of December 31, 1998, Hyperion was a 64.7% owned subsidiary, on a fully diluted basis, of Adelphia. In addition, senior executives of the Company owned 4.6% of the common stock of the Company. Unless the context otherwise requires, references to the "networks" or the "Company's networks" mean the (a) 22 telecommunications networks (serving 46 markets) in operation or under construction (the "Existing Networks") and (b) additional networks under development (the "New Networks"). The Company's 22 Existing Networks were owned by ten wholly owned subsidiaries (through which the Company has an interest in 11 networks), one partnership (through which the Company has an interest in one network) in which it is the majority owner and nine joint venture investments (through which the Company has an interest in 10 networks) in which the Company owns at least 50%. The Company is responsible for the network design, management, billing and operation of the operating companies, for which it receives management fees.

The following is an overview of Hyperion's networks and respective ownership interests as of December 31, 1998.


                                                   Actual or
                                               Expected Date of   Hyperion
                                                 Operation (a)    Interest   Local Partner
Company Networks

               Northeast Cluster
Vermont                                               11/94       100.0%
Syracuse, NY                                           8/92       100.0
Buffalo, NY                                            1/95       100.0
Albany, NY                                             6/99       100.0

             Mid-Atlantic Cluster
Charlottesville, VA                                    1/95       100.0
Scranton/Wilkes-Barre, PA                              5/98       100.0
Harrisburg, PA                                         4/95       100.0
Morristown, NJ                                         7/96       100.0
New Brunswick, NJ                                     11/95       100.0
Philadelphia, PA                                       8/96        50.0      PECO Energy
Allentown/Bethlehem/Easton/Reading, PA                 5/98        50.0      PECO Energy
York, PA                                               5/97        50.0      Susquehanna Cable
State College/Altoona, PA                             10/98        50.0      Allegheny Energy
Richmond, VA                                           9/93       100.0(b)
               Mid-South Cluster
Lexington, KY                                          6/97       100.0
Louisville, KY                                         3/95       100.0
Nashville, TN                                         11/94        95.0      InterMedia Partners
Baton Rouge, LA                                       12/97       100.0(b)
Jackson, MS                                           12/97       100.0(b)
Little Rock, AR                                       12/97       100.0(b)

                Other Networks
Wichita, KS                                            9/94       100.0(b)
Jacksonville, FL                                       9/92       100.0(b)

Weighted Average Ownership                             ---         90 %(c)

(a) Refers to the date on which (i) the network is connected to at least one IXC POP, (ii) the network is capable of accepting traffic from IXCs and end users, (iii) the Company's central office is fully functional and (iv) the initial network SONET fiber ring has been completed.

(b) Gives effect to the Rollups and the pending purchase of the Entergy network interests as if such events occurred December 31, 1998.

(c) Based upon gross property, plant and equipment of the Company and the networks as of December 31, 1998, as adjusted for the purchase of certain partners' interests pursuant to the Rollups.

Operating Agreements

         Generally, subsidiaries of the Company historically entered into partnership agreements (or limited liability agreements) with local partners to take advantage of the benefits of building networks in conjunction with local cable television or utility operators. Typically operating partnerships have been formed and operated pursuant to three key agreements: (i) a partnership or limited liability company agreement between the Company or one of its wholly owned subsidiaries and a cable operator or utility company (the "Local Partner Agreement"); (ii) a fiber capacity lease agreement between the local partner and the operating partnership (the "Fiber Lease Agreement"); and (iii) a management agreement between the operating partnership and the Company or one of its subsidiaries (the "Management Agreement"). As of December 31, 1998, 10 of the Company's 22 Existing Networks were 50% or less owned by the Company, excluding the effect of the rollups and the Entergy acquisition.

Local Partner Agreements

         As part of its business development strategy, Hyperion has purchased its local partners' interests or entered into agreements to purchase these interests in most of its Existing Networks. Upon completion of these acquisitions, the original Local Partner Agreements are terminated. For the remaining Local Partnership Agreements, the summary below provides a brief description of the general terms and provisions.

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

Fiber Lease Agreements

         Generally, the operating partnerships lease fiber optic capacity from their local partners or former local partners. In some instances, the operating partnerships lease existing fiber optic capacity and in other instances, the operating partnerships request the local partners or former local partners to construct new fiber optic capacity. In many cases, local partners or former local partners upgrade the capacity of their cable or utility infrastructure, and as a result, share construction costs with the operating partnership. Monthly lease payments in both instances are based on the amortization of the operating partnership's share of the local partner's cost of construction and material costs over the term of the Fiber Lease Agreement. Because construction and material costs are amortized over the then current term of the Fiber Lease Agreement, it is possible for the amount of a monthly lease payment to be significantly lower during a renewal term unless the construction of additional fiber optic cable is scheduled for such renewal term. Typically, the amount of the lease payments in a renewal period equals the amount of monthly maintenance costs for the leased fiber optic cable.

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

         Throughout the term of the Fiber Lease Agreements and thereafter, title to the fiber optic cable remains with the local partner or former local partners. Similarly, the operating partnerships retain title to all of their own electronics and switches that become a part of the network. A local partner or former local partner cannot sell the fiber subject to the Fiber Lease Agreement to a third party unless its obligations under the Fiber Lease Agreement are assumed by the third party.

         The amount of the lease payments could be affected by the costs the local partners or former local partners incur for attachments to poles, or use of conduit, owned by incumbent LECs or electric utilities. Various state public utilities commissions ("State PUCs") and the FCC are reviewing whether use of local partner or former local partners facilities for telecommunications purposes (as occurs when the operating companies lease fiber optic capacity from local partners or former local partners) should entitle incumbent LECs and electric utilities to raise pole attachment or conduit occupancy fees. Such increased fees could result in an increase in the amount of the lease payments made by the operating companies to the local partners or former local partners. In some cases, State PUCs attempt to directly regulate the fiber lease contracts between the operating companies and their local partners or former local partners.

         In cases where the Company acquires 100% of the ownership interest of an operating partnership by an acquisition of interests from the local partner, the Fiber Lease Agreement typically is amended to provide for a 10 to 25 year lease of fiber optic capacity from the former local partner that exited the partnership.

         On February 20, 1997, the Company entered into several agreements with Telergy, Inc. and certain of its affiliates regarding the lease of dark fiber in New York State. Pursuant to these agreements and in consideration of a payment of $20 million, the Company received (i) a $20 million senior secured note from Telergy, Inc., and (ii) a fully prepaid lease from a Telergy affiliate for at least 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The fiber optic backbone network will cover approximately 500 miles from Buffalo to Syracuse to Albany to New York City, New York, and will provide interconnection capability for the Company's operating networks in the state of New York.

IRU Agreements

         The Company has entered into several agreements that entitle the Company to a long-term lease or an IRU to approximately 9,000 route miles of local and long-haul dark fiber. Generally each agreement requires Hyperion to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based upon achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.

         Each agreement provides for the sharing of certain maintenance and operating costs. The agreements establish anticipated delivery dates for construction and delivery of segments along the route of Hyperion's networks. The agreements provide for penalties in the event of delay of segments and, in certain circumstances, allow Hyperion to terminate non-delivered segments of the contracts.

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

Sales and Marketing

         The Company targets its network sales and marketing activities to medium and large businesses, government and educational end users and resellers, including IXCs. The Company services its customers through a dedicated sales force of 251 professionals at December 31, 1998 focused on selling the Company's portfolio of service offerings, and currently has over 136 technicians, customer service representatives and administrative support staff at December 31, 1998, enabling the Company to provide its customers with continuous support and superior service. The Company expects to increase its marketing efforts by increasing the size of its current sales force during 1999 to approximately 450 professionals as it increases the breadth of its product offerings to satisfy the growing telecommunications needs of its customers. In addition, the Company has initiated direct marketing and sales of local telecommunications services on an unbundled loop basis to or through total service resale to small business customers in certain markets, generally offering such services under either the Hyperion name or a co-branded name that includes the name of the particular local partner. The Company's networks offer their services in accordance with tariffs filed with the FCC for interstate services and State PUCs for intrastate services. The operating companies are classified as non-dominant carriers by the FCC and therefore have substantial pricing flexibility and in many cases may enter into customer and product specific agreements.

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

Resellers

         Resellers utilize the operating companies' services primarily as a local component of their own service offerings to end-users. The Company has national supplier agreements with all of the major IXCs. The Company believes it can effectively provide IXCs with a full complement of traditional access services as well as switched services. Factors that increase the value of the Company's networks to IXCs include reliability, state-of-the-art technology, route diversity, and ease of ordering and customer service. The Company also generally prices the services of an operating company at a discount relative to the incumbent LEC. In order to further complement the services provided to the IXCs, the Company integrates its networks with IXC networks to enable the IXC to
(i) access service, billing and other data directly from the Company and (ii) electronically send automated service requests to the Company. In pursuing this strategy, the Company has entered into the National Service Agreement with AT&T pursuant to which the Company through its networks is an AT&T preferred supplier of dedicated special access and switched access transport services. The National Service Agreement requires the Company to provide such services to AT&T at a discount from the tariffed or published LEC rates. In addition, the Company has entered into the MCIWorldCom Preferred Provider Agreement pursuant to which the Company is designated MCIWorldCom's preferred provider of new end user dedicated access circuits and of end user dedicated access circuits resulting from conversions from the incumbent LEC in the Company's markets.


Special Purpose Networks

         The Company develops special purpose networks in conjunction with the operating companies in order to meet specific customer network requirements. To date, these special purpose networks have included construction of IXC backbone networks, campus networks, private carriage networks and other similar network applications. The terms and conditions for these special purpose networks are generally specified in agreements with three to five year terms which automatically renew on a month-to-month basis. In addition, special customer networks are normally constructed with excess fiber band width capacity, which allows the Company to make additional capacity available to other end users.

The Company's Networks

Network Development and Design

         Prior to any network construction in a particular market, the Company's corporate development staff reviews the demographic, economic, competitive and telecommunications demand characteristics of the market. These characteristics generally include market location, the size of the telecommunications market, the number and size of business, educational and government end users and the economic prospects for the area. In addition, the Company also carefully analyzes Local Exchange Carriers Central Office ("LEC-CO") access line demographic data. The Company also analyzes market size utilizing a variety of data, including available estimates of the number of interstate access and intrastate private lines in the region, which is available from the FCC.

         If a particular market targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and telecommunications demand characteristics, the Company's network planning and design personnel, generally working in conjunction with the Company's local partner, Adelphia, or one of Adelphia's affiliates, design a large regional network targeted to provide access to the identified business, educational and government end user revenue base and to the IXC POPs and the LEC-COs in the geographic area covered by the proposed network. The actual network design is influenced by a number of market, cost and technical factors including: (i) availability and ease of fiber deployment; (ii) location of LEC-COs and IXC POPs; (iii) the Company's market information; and (iv) cost of construction.

Network Construction

         The Company's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the majority of the LEC-COs, POPs and most of the IXCs. The Company establishes with its local partner or Adelphia general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. The Company's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the Company has installed to date have generally become operational within six to ten months after the beginning of construction.

Network Operating Control Center

         In Coudersport, Pennsylvania, the Company has built the Network Operating Control Center ("NOCC"), which is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the Company's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of the Company's networks including the management of 1,748 building connections, 20 switches or remote switching modules and 15,005 network route miles as of December 31, 1998. The NOCC is designed to accommodate the Company's anticipated growth.

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

Equipment Supply

         The Company and the operating companies purchase fiber optic transmission and other electronic equipment from Lucent, Fujitsu, Tellabs, and other suppliers at negotiated prices. The Company expects that fiber optic cable, equipment and supplies for the construction and development of its networks will continue to be readily available from Lucent, Fujitsu, Tellabs and other suppliers as required. The Company has negotiated multi-year contracts for equipment with Lucent, Fujitsu, and Tellabs. The Company and the operating companies have deployed 17 Lucent switches and three Lucent remote switching modules, which deliver full switching functionality, in 20 of its current markets. The Company plans to deploy an additional nine regional super switches during 1999.

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

Employees

         As of December 31, 1998, the operating companies and the Company employed 969 employees. In support of the operating companies' and the Company's operations, the Company also regularly uses the services of its local partners, employees and contract technicians for the installation and maintenance of its networks. None of the operating companies' or the Company's employees is represented by a collective bargaining agreement. The Company believes that the operating companies' and the Company's relations with their respective employees are good.

Competition

         The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

         In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators are likely to provide incumbent LECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide in region long distance service in one or more states by fulfilling the market operating provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, each request for such authority has been denied by the FCC. An approval could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

         There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. and Teleport Communications Group Inc. ("TCG") and the pending combination of Bell Atlantic and GTE. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will also affect the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the incumbent LEC.

         The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, MCIWorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Williams, Qwest Communications International and Level 3 Communications are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of TCI and MediaOne will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

Regulation

Government Overview

         A significant portion of the services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial projects. In addition, we may expand significant financial and managerial resources to participate in proceedings setting rules at either federal or state level, without achieving a favorable result.

Federal Legislation and Regulation

         The Telecommunications Act ("Telecommunications Act") enacted on February 21, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy. This act removes state regulatory barriers to competition, and imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, carriers must provide to each other services for resale, number portability, dialing parity, access to rights of way, and compensation for traffic they exchange. Incumbent Local Exchange Carriers ("ILECs") must provide competitors with network interconnection, access to unbundled network elements, and collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over regimes for universal service subsidiaries and access.

         The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs. The FCC recently initiated a new proceeding to reexamine which unbundled network elements ILECs must provide. In addition, because the Eighth Circuit had only ruled on the FCC's jurisdiction to set a pricing methodology, the ILECs have renewed their opposition to the actual methodology.

         Many new carriers have experienced difficulties in working with the ILECs, with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as us to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for ILECs to cooperate with new carriers and permit access to their facilities satisfied statutory conditions designed to open their local markets to competition. The ILECs in the Company's proposed markets are not yet permitted by the FCC to offer long distance services and the Company cannot be assured that these ILECs will be accommodating to the Operating Companies once they are permitted to offer long distance service. If the operating companies are unable to obtain the cooperation of a ILEC in a region, whether or not such ILEC has been authorized to offer long distance service, ability to offer local services in such region on a timely and cost effective basis would be adversely affected.

         The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to CLECs. The FCC also initiated a new proceeding to address line sharing which, if implemented, would allow CLECs to offer data services over the same line that a consumer uses for voice services without the CLEC having to provide the voice service. While the Company expects that the FCC's new collocation rules will be beneficial to the Operating Companies, it remains uncertain that these new rules will be implemented in a favorable manner. Moreover, ILECs or other parties may ask that FCC to reconsider some or all of its new collocation rules, or may appeal these rules in federal court.

         A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating ISPs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILEC to pay ISPs reciprocal compensation. However, on February 25, 1999, the FCC adopted an order in which it determined that calls to ISPs are interstate in nature and proposed rules to govern compensation to carriers for transmitting these calls. It stated, however, that its action was not intended to dislodge previous state decisions interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges to contribute to universal service funds, the FCC's order could affect the costs incurred by ISPs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

         Several ILECs have recently filed petitions at the FCC requesting a waiver of certain obligations imposed on incumbent LECs in the Telecommunications Act with respect to ILEC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. The FCC has subsequently approved that such services are subject to interstate jurisdiction and to the resale and unbundling obligation of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether ILECs can create separate affiliates for their high speed data services that would be free from these obligations. This outcome could have a material adverse effect on the Company.

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

         In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the payments into these federal subsidy funds will be based on its share of certain defined telecommunications end-users revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In the May 1997 order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties have appealed the May 1997 order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where oral argument was heard in December 1998. Various states area also in the process of implementing their own universal service programs.

         To the extent that the operating companies provide interexchange telecommunications service, access charges are required to be paid to ILECs when the facilities of those companies are used to originate or terminate interexchange calls. Also, as CLECs, the operating companies provide access service to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released in December 1996 and May 1997, the FCC made major changes in the interstate access charge structure. In the December 1996 order, the FCC removed restrictions on ILECs ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access service. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. The May 1997 order substantially increased the cost that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through a monthly, non-traffic-sensitive access charges. In the May 1997 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. Th plan will include rules that are expected to be established sometime in 1999 that may grant price cap LECs increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services.

         In addition, the operating companies assess access charges to companies that use their facilities to originate or terminate long distance calls. Some of these companies, including AT&T and Sprint, have announced plans to resist paying access charges that exceed the access charges of the ILEC in any given geographic area. While operating companies have not experienced any such challenges to their rights to collect access charges, they could experience them in the future. If so, the effect upon the Company's business could be material and adverse.

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

         In addition to obtaining certification, an operating company must negotiate terms of interconnection with the incumbent LEC before it can begin providing switched services. To date, the operating companies have negotiated interconnection agreements with one or more of the incumbent LECs, in each state in which they have been certificated. Agreements are subject to state PUC approval.

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

         All of the fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in the networks, are owned or leased by the applicable operating company. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 1998, the Company's total telecommunications equipment in service consists of fiber optic telecommunications equipment, fiber optic cable, switches, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998, other than those previously reported on the Company's Form 10-Q for the quarterly period ended December 31, 1998.

Executive Officers of the Registrant

         The executive officers of the Company are:

Name                                        Age     Position
Executive Officers
John J. Rigas...........................     74     Chairman and Director
James P. Rigas..........................     41     Vice Chairman, Chief Executive Officer and Director
Michael J. Rigas........................     45     Vice Chairman and Director
Timothy J. Rigas........................     42     Vice Chairman, Chief Financial Officer, Treasurer and Director
Daniel R. Milliard......................     51     Vice Chairman, President, Secretary and Director

Other Officers
Edward E. Babcock, Jr...................     36     Vice President, Finance
Thomas W. Cady..........................     44     Vice President, Sales and Marketing
Mark Erickson...........................     45     Vice President, Operations
John B. Glicksman.......................     38     Vice President, General Counsel, Assistant Secretary
Theodore A. Huf.........................     57     Vice President, Engineering
John D. Lasater.........................     46     Vice President, National Accounts
Jeffrey J. Miller.....................       36     Vice President, Business Development


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

         James P. Rigas is Vice Chairman, Chief Executive Officer and a Director of the Company, Executive Vice President, Strategic Planning and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. Mr. Rigas currently spend substantially all of his time on concerns of the Company. He has been with Adelphia since 1986. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

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

         Daniel R. Milliard is Vice Chairman, President, Secretary and a Director of the Company, and Senior Vice President and Secretary and a Director of Adelphia and its other subsidiaries. Mr. Milliard currently spends substantially all of his time on concerns of the Company. He has been with Adelphia since 1982. He served as outside general counsel to Adelphia's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a B.S. degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-73, and received his Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a member of the Board of Directors of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

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

         Thomas W. Cady, Vice President of Sales and Marketing, joined Hyperion in March 1998. His responsibilities include the development of marketing and sales programs for all of Hyperion's end user products and services. Prior to joining Hyperion, Mr. Cady spent seven years with Xerox, five years with IBM/ROLM and two years with Sprint/Telenet in a variety of sales, marketing and management positions. Most recently, Mr. Cady held the position of Senior Vice President of Marketing and Business Development for Cadmus Communications. Mr. Cady graduated from Virginia Tech with a B.S. in Business Administration in 1977, and received an MBA from the University of Richmond in 1984.

         Mark Erickson, Vice President of Operations, joined Hyperion in June 1998. Prior to joining Hyperion, Mr. Erickson spent 25 years with Bell of PA and Bell Atlantic in a variety of technical and management positions. Mr. Erickson graduated from the Pennsylvania Technical College in 1973.

         John B. Glicksman is Vice President, General Counsel and Assistant Secretary. Mr. Glicksman joined Adelphia in February 1992 and previously held the position of Deputy General Counsel for Operations. Prior to joining Adelphia, Mr. Glicksman was in private practice with the Washington, D.C. law firms of Leventhal, Senter & Lerman; Fleischman and Walsh; and Howrey & Simon. Mr. Glicksman received his J.D. degree, with honors, from the National Law Center, George Washington University, Washington, D.C. and his B.A. degree, with high honors, from Trinity College, Hartford, Connecticut.

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

         Jeffrey J. Miller, Vice President of Business Development, joined Hyperion in April 1998 and is responsible for leading business development efforts and contract negotiations. Mr. Miller joined Adelphia in December 1990 and held the positions of Director of Wireless Operations and Regional Controller. Prior to joining Adelphia, Mr. Miller spent seven years with the Stamford, Connecticut office of Arthur Young and Company. Mr. Miller graduated magna cum laude from Lehigh University in 1984 with a B.S. in Accounting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

         The Company's Class A common stock is quoted on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Hyperion's NASDAQ-NMS symbol is "HYPT". There was no established public trading market for the Company's Class A common stock until the completion of its initial public offering in May 1998.

         The following table sets forth the range of high and low closing bid prices of the Class A common stock on NASDAQ/NMS. Such bid prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



                              CLASS A COMMON STOCK

                   QUARTER ENDED:         HIGH          LOW
                   June 30, 1998         $18 1/6      $14 1/4
                   September 30, 1998    $16 5/8      $ 5 7/8
                   December 31, 1998     $15 1/8      $ 4 1/2


         As of May 21, 1999 there were 144 holders of record of the Company's Class A common stock, par value $0.01 per share and 25 holders of record of the Company's Class B common stock, par value $0.01 per share.

Dividends

         The Company has never declared any cash dividends on any of its respective equity securities. Covenants in the indenture pursuant to which the Company's Senior Discount Notes and Senior Secured Notes were issued restrict the ability of the Company to pay cash dividends on its capital stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for each of the four years in the period ended March 31, 1998 and the nine months ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company and the related notes thereto. These data should be read in conjunction with the consolidated financial statements and related notes thereto for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Transition Report on Form 10-K. The balance sheet data as of March 31, 1995, 1996 and 1997 and the statement of operations data and the other Company data with respect to the fiscal years ended March 31, 1995 and 1996 have been derived from audited consolidated financial statements of the Company not included herein.

                                                                                                        Nine
                                                                     Year Ended March 31,              Months
                                                                                                        Ended
                                                                                                     December 31,
                                                              1995       1996      1997      1998        1998
       Statement of Operations Data (a):                       (Dollars in thousands, except per share amounts)

         Revenues........................................  $  1,729  $   3,322  $   5,088  $  13,510    $  34,776
         Operating expenses:
           Network operations............................     1,382      2,690      3,432      7,804       18,709
           Selling, general and administrative...........     2,524      3,084      6,780     14,314       35,341
           Depreciation and amortization.................       463      1,184      3,945     11,477       26,671
                                                           --------  ---------  ---------  ---------    ---------
         Operating loss..................................    (2,640)    (3,636)    (9,069)   (20,085)     (45,945)
         Gain on sale of investment  ....................       ---        ---      8,405       ---          ---
         Interest income.................................        39        199      5,976     13,304       10,233
         Interest income - affiliate.....................       ---        ---        ---        ---        8,395
         Interest expense and fees.......................    (3,321)    (6,088)   (28,377)   (49,334)     (38,638)
         Other income....................................       ---        ---        ---        ---        1,113
         Equity in net loss of joint ventures............    (1,799)    (4,292)    (7,223)   (12,967)      (9,580)
           Net loss......................................    (7,692)   (13,620)   (30,547)   (69,082)     (74,185)
           Dividend requirements applicable to
                  preferred stock........................       ---         ---       ---    (12,409)     (21,117)
           Net loss applicable to common
                  stockholders...........................    (7,692)   (13,620)   (30,547)   (81,491)     (95,302)
         Basic and diluted net loss per weighted
                  average share of common stock..........  $  (0.24) $   (0.42) $   (0.89) $   (2.33)   $   (1.80)
         Common stock dividends..........................       ---        ---        ---        ---          ---

       Other Company Data (a):
         EBITDA (b)......................................  $ (2,177) $  (2,452) $  (5,124) $  (8,608)   $ (19,274)
         Capital expenditures and Company investments(c).    10,376     18,899     79,396    132,889      215,770
         Cash used in operating activities...............    (2,130)      (833)    (4,823)    (6,333)      (8,810)
         Cash used in investing activities...............   (10,376)   (18,899)   (72,818)  (266,604)    (200,458)
         Cash provided by financing activities...........    12,506     19,732    137,455    443,873      221,088

                                                                          As of March 31,          As of December 31,
                                                              1995       1996      1997       1998         1998
                                                                     (Dollars in thousands)
       Balance Sheet Data (a):
         Cash and cash equivalents.......................  $    ---   $    ---   $ 59,814  $ 230,750    $ 242,570
         Total assets....................................    23,212     35,269    174,601    639,992      836,342
         Long term debt and exchangeable redeemable
           preferred stock...............................    35,541     50,855    215,675    735,980      722,783
         Common stock and other stockholders' equity
           (deficiency)..................................   (13,703)   (27,323)   (50,254)  (118,991)      74,031

(a) The data presented represents financial information for the Company and its consolidated subsidiaries. As of December 31, 1998, 10 of the Company's networks were owned by joint ventures in which it owned an interest of 50% or less, and for which the Company reports its interest pursuant to the equity method of accounting consistent with generally accepted accounting principles.
(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ( "EBITDA ") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(c) For the fiscal years ended March 31, 1995, 1996, 1997 and 1998 and the nine months ended December 31, 1998, the Company's capital expenditures (including capital expenditures relating to its wholly owned operating companies) were $2.9, $6.1, $24.6, $68.6 and $146.8 million, respectively, and the Company's investments in its less than wholly owned operating companies were $7.5, $12.8, $34.8, $64.3 and $69.0 million, respectively, for the same periods. Furthermore, during the fiscal year ended March 31, 1997, the Company invested $20.0 million in fiber assets and a senior secured note.

Supplemental Operating Company Financial and Operating Data

         The following supplemental unaudited financial results and network operating data of Hyperion and its operating companies is derived from Company information. All financial results are presented on an Adjusted GAAP basis (see note (a) below). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Supplementary Operating Company Financial Analysis." The Company reports its interest in its 50% or less owned networks pursuant to the equity method of accounting consistent with generally accepted accounting principles. As a result, the financial information set forth below is not indicative of the Company's overall financial position or results of operations.


ADJUSTED GAAP (a)

                                                                                        Unaudited
                                                                                                   Nine Months
                                                                                  Year                Ended
                                                                              Ended March 31,     December 31,
                                                                            1997         1998         1998
                                                                                (Dollars in thousands)
Operating revenue.................................................      $   14,159   $   27,255   $   47,336
Direct operating expenses.........................................           8,018       12,894       22,432
                                                                        ----------   ----------   ----------
Gross margin......................................................           6,141       14,361       24,904

Selling, general and administrative expenses......................          11,829       21,845       39,608
Depreciation and amortization expense.............................          26,793       36,079       39,101
                                                                        ----------   ----------   ----------
Operating loss....................................................         (32,481)     (43,563)     (53,805)
Interest income...................................................           6,035       13,175       10,345
Interest income - affiliate.......................................             ---          527        8,396
Interest expense..................................................         (30,948)     (52,420)     (39,597)
Other income......................................................           8,416          ---        1,113
                                                                        ----------   ----------   ----------
Net loss..........................................................         (52,874)     (90,005)     (82,309)
Dividend requirements applicable to preferred stock...............             ---      (12,409)     (21,117)
                                                                        ----------   ----------   ----------
Net loss applicable to common stockholders........................      $  (52,874)  $ (102,414)  $ (103,426)
                                                                        ==========   ==========   ==========
Basic and diluted net loss per weighted average share
        of common stock...........................................      $    (1.54)  $    (2.93)  $    (1.95)
                                                                        ==========   ==========   ==========
Weighted average shares of common stock outstanding (in  thousands)         34,421       34,986       53,035
                                                                        ==========   ==========   ==========
Other Operating Data:
  EBITDA (b)......................................................     $    (5,688)  $   (7,484)  $  (14,704)
  Capital Expenditures............................................          74,170      115,519      158,059

                                                                               As of March 31,    December 31,
                                                                            1997         1998          1998
Other Network Data:
    Gross property, plant & equipment (in thousands) (c)..........     $   169,174   $  336,473   $  533,719
  Networks (d)....................................................              21           22           22
  Markets served (e)..............................................              33           46           46
  Route miles (e).................................................           3,461        5,363       15,005
  Fiber miles (e).................................................         166,131      249,672      369,777
  Buildings w/ customers..........................................           1,270        1,909        6,460
  LEC central offices collocated.................................              104          113          123
  Access lines sold..............................................            7,000       41,500      133,686
  Access lines installed.........................................            1,450       23,200      110,005
  Switches installed (f).........................................                7           17           20
  Employees (g)..................................................              261          571          969






(a) The adjusted GAAP financial data presented represents the collective sum of Hyperion and Hyperion's economic interest in each of the operating companies it owns and manages at Hyperion's ownership percentage adjusted for the consolidation of certain joint ventures (Buffalo, Syracuse, New Jersey, Louisville, Lexington, Harrisburg, Richmond, Jacksonville and Wichita). While this presentation format is not in accordance with generally accepted accounting principles ("GAAP"), management of Hyperion believes that this format depicts the operational progress, and the associated economic effect on Hyperion, of the Company's results of operations. Network Data is derived from the operating companies' records and presents information for the Company's networks.
(b) EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(c) Represents adjusted GAAP property, plant and equipment (before accumulated depreciation) of the networks, the NOCC and the Company.
(d) Includes networks under construction.
(e) Data as of March 31, 1997 excludes networks under construction. Data as of March 31, 1998 and December 31, 1998 includes networks under construction.
(f) Represents Lucent 5ESS switches or remote switch modules which deliver full switch functionality.
(g) Employees includes employees of both the operating companies and the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands except per share amounts)

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Transition Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the cost of availability of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, Year 2000 issues, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Transition Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks" or the "Company's networks" mean the (a) 22 telecommunications networks (in 46 markets served) in operation or under construction (the "Existing Networks") owned as of December 31, 1998 by 20 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and (b) additional networks under development (the "New Networks") as of such date.

         Hyperion is a super-regional provider of communications services offering a full range of communications services to customers that include businesses, governmental and educational end users and other telecommunications service providers throughout the eastern United States. The Company provides these customers with communications services such as local switch dial tone, long distance service, high speed data, and Internet connectivity. The customer has a choice of receiving these services individually or as part of a bundle of services, which is typically priced at a discount when compared to the price of the individual services. In order to take advantage of the improved economic returns from providing services over the Company's own network system (having "on-net" traffic), the Company is in the process of significantly expanding the reach of its network system. This network system expansion includes the purchase, lease or construction of fiber optic network facilities in more than 50 new markets and the interconnection of all of the Company's existing and new markets with the Company's own fiber optic network facilities, as well as implementing various technologies including Dense Wave Division Multiplexing ("DWDM") to provide greater bandwidth capacity on the Company's local and long-haul network system.

         By the year 2001, Hyperion expects to serve most of the major cities in the eastern half of the United States. The Company currently provides communications services in 46 markets and plans to introduce services in more than 50 new markets, expanding Hyperion's presence to approximately 30 states. At December 31, 1998, the Company had installed 20 Lucent 5ESS switches or remote switching modules and plans to put in operation during 1999 nine additional regional switches (the "super switches"). Once fully installed, the Company's fiber optic backbone will connect each of the Company's markets. This fully redundant, 16,000 route mile network system will support Hyperion's full line of communications service offerings. The Company has chosen the eastern half of the United States as its overall target market because it presents an opportunity for rapid growth. Once fully deployed, management believes that the Company's network system will encompass over 26 million addressable business access lines (approximately 34% of the nation's population), which currently generate annual estimated communications services revenues of over $50,000,000.

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

Financing and Acquisition Transactions

         On May 8, 1998, Hyperion issued and sold 12,500,000 shares of Class A common stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, Hyperion issued and sold an additional 3,324,001 shares of Class A common stock to Adelphia at a purchase price of $15.00 per share (or an aggregate of approximately $49,900). In addition, at such closing, Hyperion issued 3,642,666 shares of Class A common stock to Adelphia in exchange for certain of Hyperion's indebtedness and payables owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54,600). In a related transaction, on June 5, 1998, Hyperion issued and sold 350,000 shares of Class A common stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. At December 31, 1998, Adelphia owned approximately 66% of the Hyperion outstanding common stock and approximately 86% of the total voting power.

         On March 2, 1999 Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adephia, purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         On March 23, 1999, Hyperion consummated a purchase agreement with Multimedia, Inc. ("Multimedia"), the parent of its local partner in the Wichita, KS market, whereby Multimedia received approximately $9,778 in cash for Multimedia's ownership interest in this network. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to Multimedia in the amount of approximately $2,800 which are payable over the next six years. As a result of the transaction, the Hyperion ownership in Wichita increased to 100%.

         On March 31, 1999, Hyperion consummated purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partners in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne received approximately $81,520 in cash for MediaOne's ownership interests in these networks. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 which are generally payable over the next ten years. As a result of the transactions, Hyperion's ownership interest in each of these networks increased to 100%. Together with the Multimedia acquisition, these transactions are referred to below as the "Roll-ups."

         On March 31, 1999, Hyperion entered into purchase agreements with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR and Jackson, MS markets, whereby Entergy will receive $35,776 in cash for Entergy's ownership interests in these markets. Upon consummation of this transaction, which is subject to normal closing conditions and regulatory approvals, the Company's ownership interest in each of these networks will increase to 100%.

Results of Operations

         Change of Year End. On March 30, 1999, the Board of Directors of Hyperion approved a change in Hyperion's fiscal year from March 31 to December
31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

Nine months Ended December 31, 1998 in Comparison with Nine months Ended December 31, 1997


         Revenues increased 300% to $34,776 for the nine months ended December 31, 1998, from $8,690 for the same period in the prior fiscal year. Growth in revenues of $26,086 resulted from an increase in revenues from majority and wholly-owned Operating Companies of approximately $27,171 as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services as a result of the retail end user strategy adopted by the Company and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks. Management fees from non-consolidated subsidiaries decreased $1,085 as compared to the same period in the prior fiscal year primarily due to the consolidation of the above mentioned networks.

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

         Interest expense increased 8% to $38,638 during the nine months ended December 31, 1998 from $35,934 for the same period in the prior fiscal year. The increase was attributable to the interest on the 12 1/4% Senior Secured Notes partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia and higher interest capitalized on networks under construction.

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

         The number of non-consolidated Operating Companies paying management fees to the Company was 8 at December 31, 1998. These Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,724 for the nine months ended December 31, 1998, as compared with $3,809 for the same period in the prior fiscal year. The non-consolidated Operating Companies' net losses, including networks under construction, for the nine months ended December 31, 1997 and 1998 aggregated approximately $13,719 and $22,325 respectively.

         Preferred stock dividends increased by 264% to $21,117 for the nine months ended December 31, 1998 from $5,794 for the same period in the prior fiscal year. The increase is due to the preferred stock which was issued in October 1997.

Year ended March 31, 1998 in comparison with year ended March 31, 1997

         Revenues increased 166% to $13.5 million for the fiscal year ended March 31, 1998, from $5.1 million in the prior fiscal year. Growth in revenues of $8.4 million resulted primarily from majority and wholly-owned Operating Companies' revenues which increased approximately $6.8 million as compared to the prior fiscal year due to increases in the customer base and the impact of consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies. Management fees from nonconsolidated Operating Companies increased $1.6 million over the prior fiscal year due to a full year of operation in Philadelphia and the commencement of operations in the markets served in partnership with Entergy.

         Network operations expense increased 127% to $7.8 million in Fiscal 1998 from $3.4 million in the prior fiscal. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Operating Companies which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies.

         Selling, general and administrative expense increased 111% to $14.3 in Fiscal 1998 from $6.8 million in the prior fiscal year. The increase was due to an increase in the sales required to support the existing networks, corporate and NOCC overhead cost increases to accommodate the growth in the number and size of the Operating Companies and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg Operating Companies.

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

         Interest income for Fiscal 1998 increased to $13.3 million from $6.0 in the prior fiscal year as a result of interest income earned on investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred.

         Interest expense and fees increased 74% to $49.3 million during Fiscal 1998 from $28.4 million in the prior fiscal year. The increase was attributable to incremental non-cash interest expense associated with the 13% Senior Discount Notes and interest expense associated with the 12 1/4% Senior Secured Notes.

         Equity in net loss of joint ventures increased by 80% to $13 million Fiscal 1998 from $7.2 million in the prior fiscal year as more non-consolidated Operating Companies began operations. The net losses of the non-consolidated Operating Companies for Fiscal 1998 were primarily the result revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the non-consolidated Operating Companies, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network.

         The number of non-consolidated Operating Companies paying management fees to the Company decreased form 12 at March 31, 1997 to 8 at March 31, 1998. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $4.8 million for Fiscal 1998, an increase of approximately $1.6 million over prior fiscal year. The non-consolidated networks' net losses, including networks under construction, for Fiscal 1998 aggregated approximately $19.9 million.

         Dividend requirements applicable to preferred stock during the year ended March 31, 1998 resulted from the 12 7/8% Senior Exchangeable Redeemable Preferred Stock issued in October 1997.

Supplementary Operating Company Financial Analysis

         The Company believes that historically, working with local partners to develop markets has enabled the Company to build larger networks in a rapid and more cost effective manner then it could have on its own. As of December 31, 1998, the Company had joint ventures covering 10 networks with local partners where the Company owns 50% or less of each joint venture. In three of these joint ventures, the Company has recently purchased its local partners' interest. As a result of the Company's historic ownership position in these joint ventures, a substantial portion of the Operating Companies' historic results are reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the unconsolidated Operating Companies. Because of the recently completed Roll-ups, the historical Generally Accepted Accounting Principles ("GAAP") presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the Operating Companies on an adjusted GAAP basis. Adjusted GAAP reflects Hyperion's consolidated GAAP financial position and results of operations adjusted for the inclusion of certain operating companies (Buffalo, Syracuse, New Jersey, Louisville, Lexington, Harrisburg, Richmond, Jacksonville, and Wichita) which were either purchased in February 1998 or are involved in the Roll-ups, as more fully described in "Item 1-Business, Recent Developments". All adjusted GAAP results of operations are presented as if Hyperion consolidated all Operating Companies which were either purchased in February 1998 or are involved in the Roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.

Summary adjusted GAAP information:


                                                                    Nine Months Ended
                                                                       December 31,
                                                                   1997           1998
                                                               ------------  -------------
Adjusted GAAP revenue                                           $  18,715     $   47,336
Adjusted GAAP EBITDA                                               (5,086)       (14,704)
Adjusted GAAP operating loss                                      (31,719)       (53,805)
Adjusted GAAP net loss applicable to common stockholders          (72,913)      (103,426)
Adjusted GAAP capital expenditures                                 76,029        158,059
Adjusted GAAP gross property, plant and equipment                 386,089        533,719



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

         For the nine months ended December 31, 1998, adjusted GAAP net loss applicable to common stockholders was $103,426 as compared to $72,913 for the same period in the prior fiscal year. The increase in adjusted GAAP net loss applicable to common stockholders was due primarily to the above mentioned increase in selling, general and administrative expenses, increased depreciation and amortization, increased equity in net loss of joint ventures and increased preferred stock dividends associated with the Company's financing activities. In particular, depreciation and amortization increased substantially due to the significant capital investment the Company has made and the consolidation of the Operating Companies involved in the February 1998 acquisitions and the Roll-ups.

         During the nine months ended December 31, 1998, the Company and its Operating Companies invested $200,331 in capital expenditures, of which Hyperion's adjusted GAAP share was $158,059.

Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, as well as the development of the New Networks, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $39,775 and $146,752 for the nine months ended December 31, 1997 and 1998, respectively. Further, investments made by the Company in nonconsolidated Operating Companies and in LMDS licenses were $53,194 and $69,018 for the nine months ended December 31, 1997 and 1998, respectively. The significant increase in capital expenditures for the nine months ended December 31, 1998 as compared with the same period in the prior fiscal year is largely attributable to capital expenditures necessary to develop the Existing Networks and the New Networks, as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Financing and Acquisition Transactions."

         The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         Expansion of the Company's Existing Networks and services and the development of New Networks and additional networks and services requires significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Existing Networks, (iii) the design, construction and development of New Networks and (iv) the acquisition of additional ownership interests in Existing Networks or New Networks. The Company has made substantial capital investments and investments in Operating Companies in connection with the installation of 5ESS switches or remote switching modules in all of its Existing Networks and plans to install regional super switches in certain key New Networks when such New Networks are operational. To date, the Company has installed switches in 20 of its Existing Networks and plans to provide such services in all of its New Networks on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to purchase its partners' interest in the Operating Companies when it can do so at attractive economic terms. The Company estimates that it will require approximately $400,000 to fund the Roll-ups, the Entergy acquisition, anticipated capital expenditures, working capital requirements and operating losses and pro rata investments in the Operating Companies from January 1999 through the end of March 2000. The Company believes that the net proceeds from the offering of the Subordinated Notes, together with its existing cash balance and internally generated funds, will be sufficient to fund the Rollups, the Entergy acquisition, the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Company's capital expenditures through the fiscal quarter ended September 30, 2000. In addition, there can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, development of the LMDS spectrum, continued acquisition of increased ownership in its networks and material variances from expected capital expenditure requirements for Existing Networks and New Networks or (ii) that anticipated financings, local partner investments and other sources of capital will become available to the Company. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new markets not currently planned. The Company expects to continue to build new networks in additional markets, which have broader geographic coverage and require higher capital outlays than those with partners in the past. The Company also has funded the purchase of certain partnership interests and expects to fund additional purchases of partnership interests.


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

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of the impact of SFAS No. 133 on the Company's financial statements.

         Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-Up Activities", has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organizational costs. It requires such costs to be expensed as incurred. Management of the Company believes that SOP 98-5 will not have a material impact on the Company's financial statements.

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

         Through December 31, 1998, costs incurred directly related to addressing the year 2000 issue totaled $350. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $775. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

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

Impact of Inflation

         The Company does not believe that inflation has had a significant impact on the Company's consolidated operations or on the operations of the Operating Companies in the past two fiscal years in the period ended March 31, 1998 and the nine months ended December 31, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses fixed rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1998.



                                              Expected Maturity
                            ------------------------------------------------------
                                                                                                          Fair
                              1999       2000       2001         2002     2003     Thereafter   Total     Value
                            ---------- ---------- ---------- ---------- ---------- ----------- --------- --------
Debt:                             ---        ---        ---        ---    303,840     478,674   782,514  669,924

Fixed Rate
   Average Interest Rate       12.72%     12.72%     12.72%     12.72%     12.62%      12.62%       ---      ---


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes thereto and independent auditors' report follow.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report.....................................................................    39
Consolidated Balance Sheets, March 31, 1998 and December 31, 1998................................    40
Consolidated Statements of Operations, Years Ended March 31, 1997 and 1998 and Nine Months           41
        Ended December 31, 1998..................................................................
Consolidated Statements of Common Stock and Other Stockholders' Equity (Deficiency),
        Years Ended March 31, 1997 and 1998 and Nine Months ended December 31, 1998..............    42
Consolidated Statements of Cash Flows, Years Ended March 31, 1997 and 1998 and Nine
        Months Ended December 31, 1998...........................................................    43
Notes to Consolidated Financial Statements.......................................................    44


INDEPENDENT AUDITORS' REPORT

Hyperion Telecommunications, Inc.:

         We have audited the accompanying consolidated balance sheets of Hyperion Telecommunications, Inc. and subsidiaries as of March 31, 1998 and December 31, 1998, and the related consolidated statements of operations, of common stock and other stockholders' equity (deficiency) and of cash flows for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hyperion Telecommunications, Inc. and subsidiaries at March 31, 1998 and December 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
May 17, 1999

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share amounts)

                                                                                        March 31,    December 31,
                                                                                           1998           1998
ASSETS:
Current assets:

     Cash and cash equivalents.......................................................   $  230,750   $  242,570
        Due from parent - net........................................................          ---        4,950
        Due from affiliates - net....................................................        2,151        1,078
     Accounts receivable - net.......................................................        4,434       15,583
                                                                                        ----------   ----------
          Total current assets.......................................................      237,335      264,181

U.S. government securities - pledged.................................................       70,535       58,054
Investments..........................................................................       53,064      112,328
Property, plant and equipment--net...................................................      250,633      374,702
Other assets--net....................................................................       28,425       27,077
                                                                                        ----------   ----------
          Total......................................................................   $  639,992   $  836,342
                                                                                        ==========   ==========
LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
(DEFICIENCY):
Current liabilities:
     Accounts payable................................................................   $   11,775   $   20,386
     Due to parent--net..............................................................        6,541          ---
     Accrued interest and other liabilities..........................................        4,687       19,142
                                                                                        ----------   ----------
          Total current liabilities..................................................       23,003       39,528

13% Senior Discount Notes due 2003...................................................      215,213      220,784
12 1/4% Senior Secured Notes due 2004................................................      250,000      250,000
Note payable--Adelphia...............................................................       35,876          ---
Other debt...........................................................................       27,687       23,325
                                                                                        ----------   ----------
          Total liabilities..........................................................      551,779      533,637
                                                                                        ----------   ----------
12 7/8% Senior Exchangeable Redeemable Preferred Stock ..............................      207,204      228,674
                                                                                        ----------   ----------
Commitments and contingencies (Note 7)

Common stock and other stockholders' equity (deficiency):
     Class A common stock, $0.01 par value, 300,000,000 shares authorized,
        396,500 and 22,376,071 shares outstanding, respectively......................            4          224
     Class B common stock, $0.01 par value, 150,000,000 shares authorized,
        32,500,000 and 32,314,761 shares outstanding, respectively...................          325          323
     Additional paid in capital......................................................          179      286,782
        Class A common stock warrant.................................................       13,000          ---
     Class B common stock warrants...................................................       11,087        4,483
     Loans to stockholders...........................................................       (3,000)         ---
     Accumulated deficit.............................................................     (140,586)    (217,781)
                                                                                        ----------   ----------
          Total common stock and other stockholders' equity (deficiency).............     (118,991)      74,031
                                                                                        ----------   ----------
          Total......................................................................   $  639,992   $  836,342
                                                                                        ==========   ==========
                 See notes to consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share amounts)

                                                                                                   Nine Months
                                                                                                      Ended
                                                                           Year Ended March 31,   December 31,
                                                                            1997         1998         1998

Revenues ..........................................................     $    5,088   $   13,510    $   34,776
                                                                        ----------   ----------    ----------
Operating expenses:
     Network operations............................................          3,432        7,804        18,709
     Selling, general and administrative...........................          6,780       14,314        35,341
     Depreciation and amortization.................................          3,945       11,477        26,671
                                                                        ----------   ----------    ----------
               Total...............................................         14,157       33,595        80,721
                                                                        ----------   ----------    ----------
Operating loss ....................................................         (9,069)     (20,085)      (45,945)

Other income (expense):
     Gain on sale of investment....................................          8,405          ---           ---
     Interest income...............................................          5,976       13,304        10,233
     Interest income - affiliate ..................................            ---          ---         8,395
     Interest expense and fees.....................................        (28,377)     (49,334)      (38,638)
     Other income..................................................            ---          ---         1,113
                                                                        ----------   ----------    ----------
Loss before income  taxes, equity in net loss of joint ventures and
     extraordinary gain............................................        (23,065)     (56,115)      (64,842)

Income tax expense.................................................           (259)         ---           ---
                                                                        ----------   ----------    ----------
Loss before equity in net loss of joint ventures and extraordinary
     gain..........................................................        (23,424)     (56,115)      (64,842)

Equity in net loss of joint ventures...............................         (7,223)     (12,967)       (9,580)
                                                                        ----------   ----------    ----------
Loss before extraordinary gain.....................................        (30,547)     (69,082)      (74,422)
Extraordinary gain on repurchase of debt...........................            ---          ---           237
                                                                        ----------   ----------    ----------
Net loss...........................................................        (30,547)     (69,082)      (74,185)

Dividend requirements applicable to preferred stock................            ---      (12,409)      (21,117)
                                                                        ----------   ----------    ----------
Net loss applicable to common stockholders.........................     $  (30,547)  $  (81,491)   $  (95,302)
                                                                        ==========   ==========    ==========
Basic and diluted net loss per weighted average share of common
     stock before extraordinary gain...............................     $    (0.89)  $    (2.33)   $    (1.81)
Basic and diluted extraordinary gain on repurchase of debt per
     weighted average share of common stock........................            ---          ---          0.01
                                                                        ----------   ----------    ----------
Basic and diluted net loss per weighted average share of common
     stock.........................................................     $    (0.89)  $    (2.33)   $    (1.80)
                                                                        ==========   ==========    ==========
Weighted average shares of common stock outstanding................         34,421       34,986        53,035
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


                                                                Class A   Class B
                                Class A    Class B  Additional  Common    Common
                                Common     Common    Paid-in     Stock     Stock    Loans to    Accumulated
                                 Stock      Stock    Capital    Warrant   Warrants  Stockholder  Deficit     Total

Balance, March 31, 1996.......  $  ---     $  325   $    ---   $   ---    $   ---    $   ---    $ (27,648) $ (27,323)
   Proceeds from issuance of
      Class B common stock
      warrants................     ---        ---        ---       ---     11,087        ---          ---     11,087
   Loans to stockholders......     ---        ---        ---       ---        ---     (3,000)         ---     (3,000)
   Excess of purchase price
      of acquired assets
      over related party
      predecessor owner's
      carrying value..........     ---        ---        ---       ---        ---        ---         (627)      (627)
   Issuance of Class A
      common stock bonus......        3       ---        153       ---        ---        ---          ---        156
   Net loss ..................      ---       ---        ---       ---        ---        ---      (30,547)   (30,547)
                                -------    ------   --------   -------    -------    -------    ---------  ---------
Balance, March 31, 1997.......        3       325        153       ---     11,087     (3,000)     (58,822)   (50,254)
   Issuance of Class A
      common stock warrant....      ---       ---        ---    13,000        ---        ---          ---     13,000
   Dividend requirements
       applicable to preferred
       stock..................      ---       ---        ---       ---        ---        ---      (12,409)   (12,409)
   Other......................      ---       ---        ---       ---        ---        ---         (273)      (273)
   Issuance of Class A
       common stock bonus.....        1       ---         26       ---        ---        ---          ---         27
   Net loss ..................      ---       ---        ---       ---        ---        ---      (69,082)   (69,082)
                                -------    ------   --------   -------    -------    -------    ---------  ---------
Balance, March 31, 1998.......        4       325        179    13,000     11,087     (3,000)    (140,586)  (118,991)
   Proceeds from issuance of
       Class A common stock...      129       ---    190,731       ---        ---        ---          ---    190,860
   Proceeds from issuance of
       Class A common stock to
       Adelphia...............       33       ---     49,827       ---        ---        ---          ---     49,860
   Exercise of Class A
       common stock warrant...        7       ---     12,993   (13,000)       ---        ---          ---        ---
   Conversion of note and
       payables to Adelphia to
       Class A common stock...       36       ---     44,222       ---        ---        ---          ---     44,258
   Exercise of Class B
       common stock warants...      ---         8      6,596       ---     (6,604)       ---          ---        ---
   Conversion of Class B
       common stock to
       Class A common stock...       10       (10)       ---       ---        ---        ---          ---        ---
   Repayment of loan
       to stockholders........      ---       ---        ---       ---        ---      3,000          ---      3,000
   Dividend requirements
       applicable to preferred
       stock..................      ---       ---    (18,168)      ---        ---        ---       (2,949)   (21,117)
   Other......................      ---       ---       (353)      ---        ---        ---          (61)      (414)
   Issuance of Class A
       common stock bonus.....        5       ---        755       ---        ---        ---          ---        760
   Net loss...................      ---       ---        ---       ---        ---        ---      (74,185)   (74,185)
                                -------    ------   --------   -------    -------    -------    ---------  ---------
Balance December 31, 1998.....  $   224    $  323   $286,782   $   ---    $ 4,483    $   ---    $(217,781) $  74,031
                                =======    ======   ========   =======    =======    =======    =========  =========

                 See notes to consolidated financial statements.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                               Nine Months
                                                                                                                  Ended
                                                                                       Year Ended March 31,    December 31,
                                                                                          1997        1998         1998
Cash flows from operating activities:
     Net loss....................................................................  $    (30,547) $    (69,082)  $   (74,185)
     adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation...........................................................         2,604         9,038        23,838
          Amortization...........................................................         1,341         2,439         2,833
          Equity in net loss of joint ventures...................................         7,223        12,967         9,580
          Non-cash interest expense..............................................        23,467        34,038        23,857
          Deferred income taxes..................................................           257           ---           ---
          Gain on sale of investment.............................................        (8,405)          ---           ---
          Issuance of Class A common stock bonus.................................           156            27           761
          Extraordinary gain on repurchase of debt...............................           ---           ---          (237)
          Changes in operating assets and liabilities, net of effects of acquisitions:
               Other assets--net.................................................          (624)       (5,302)      (15,533)
               Accounts payable..................................................          (264)        6,023         9,862
               Accrued interest and other liabilities - net......................           (31)        3,519        10,414
                                                                                   ------------  ------------   -----------
Net cash used in operating activities............................................        (4,823)       (6,333)       (8,810)
                                                                                   ------------  ------------   -----------
Cash flows from investing activities:
        Net cash used for acquisitions...........................................        (5,040)      (65,968)          ---
        Expenditures for property, plant and equipment...........................       (24,627)      (68,629)     (146,752)
        Investment in fiber asset and senior secured note........................       (20,000)          ---           ---
        Proceeds from sale of investment.........................................        11,618           ---           ---
        Investments in joint ventures............................................       (34,769)      (64,260)      (69,018)
        Investments in U.S. government securities - pledged......................           ---       (83,400)          ---
        Sale of U.S. government securities - pledged.............................           ---        15,653        15,312
                                                                                   ------------  ------------   -----------
Net cash used in investing activities............................................       (72,818)     (266,604)     (200,458)
                                                                                   ------------  ------------   -----------
Cash flows from financing activities:
       Proceeds from issuance of preferred stock.................................           ---       194,522           ---
       Proceeds from issuance of Class A common stock............................           ---           ---       255,462
       Proceeds from sale and leaseback of equipment.............................           ---        14,876           ---
       Proceeds from debt........................................................       163,705       250,000           ---
       Repayments of debt........................................................           ---        (2,326)      (19,868)
       Proceeds from issuance of Class B common stock warrants...................        11,087           ---           ---
       Costs associated with debt financing......................................        (6,555)      (12,664)          ---
       Costs associated with issuance of Class A common stock....................           ---           ---       (14,742)
       (Loans to) repayment from stockholders....................................        (3,000)          ---         3,000
       Repayment of note payable--Adelphia.......................................       (25,000)          ---           ---
       Advances to affiliates....................................................        (2,782)         (535)       (2,764)
                                                                                   ------------  ------------   -----------
Net cash provided by financing activities........................................       137,455       443,873       221,088
                                                                                   ------------  ------------   -----------
Increase in cash and cash equivalents............................................        59,814       170,936        11,820
Cash and cash equivalents, beginning of period...................................           ---        59,814       230,750
                                                                                   ------------  ------------   -----------
Cash and cash equivalents, end of period.........................................  $     59,814  $    230,750   $   242,570
                                                                                   ============  ============   ===========

                 See notes to consolidated financial statements.


               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

(1)  The Company and Summary of Significant Accounting Policies

Organization and Business

         The consolidated financial statements include the accounts of Hyperion Telecommunications, Inc. and it's wholly and majority owned subsidiaries ("Hyperion" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company was formed in 1991 and is a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia").

         On March 30, 1999, the Board of Directors of Hyperion approved a change in Hyperion's fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

         On May 8, 1998, the Company issued and sold 12,500,000 shares of Class A common stock at a price to the public of $16.00 per share (the "IPO"). Simultaneously with the closing of the IPO, the Company issued and sold an additional 3,324,001 shares of Class A common stock to Adelphia at a purchase price of $15.00 per share (or an aggregate of approximately $49,900). In addition, at such closing, the Company issued 3,642,666 shares of Class A common stock to Adelphia in exchange for certain of the Company's indebtedness and payables with a carrying value of $44,258 owed to Adelphia at a purchase price of $15.00 per share (or an aggregate of $54,600). In a related transaction, on June 5, 1998, the Company issued and sold 350,000 shares of Class A common stock at the $16.00 IPO price pursuant to the underwriters' over-allotment option in the IPO. At December 31, 1998, Adelphia owned approximately 66% of Hyperion's outstanding common stock and approximately 86% of total voting power.

         The Company provides facilities-based telecommunications services through its subsidiaries and joint ventures, in which it has less than a majority ownership interest. The Company's efforts have been directed primarily toward becoming an owner and manager of competitive local exchange carrier ("CLEC") business telecommunications services in selected mid-sized cities. The Company has historically partnered with a local cable television or utility company, whose fiber facilities are located in the market areas, to build competitive access fiber optic networks. The Company then operates the networks for a management fee. Most networks provide local switch dial tone, long distance service, high speed data and internet connectivity to businesses, governmental and educational end users and other telecommunication service providers. The Company's revenues are derived from a combination of direct business telecommunication services provided by its subsidiaries and management fees from its unconsolidated joint ventures.

         Joint ventures in which the Company does not have a majority interest are accounted for under the equity method of accounting.

Acquisitions and Sale of Partner Interests

         On May 16, 1996, the Company sold its 15.7% interest in TCG of South Florida for approximately $11,618 resulting in a pre-tax gain of $8,405. Amounts related to TCG of South Florida included in the Company's equity in net loss of joint ventures for the year ended March 31, 1997 were $221.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

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

         The following unaudited financial information of the Company assumes that the August 1, 1996, September 12, 1997 and February 12, 1998 transactions had occurred on April 1, 1996.


                                                                                                Nine Months
                                                                           Year Ended              Ended
                                                                             March 31,          December 31,
                                                                         1997          1998         1998

Revenues.........................................................     $    8,495   $   17,919    $   34,776
Net loss.........................................................        (38,744)     (80,004)      (74,185)
Net loss applicable to common stockholders.......................        (38,744)     (92,413)      (95,302)
Net loss per weighted average share of common stock..............          (1.10)       (2.59)        (1.80)


See Note 4 for discussion of other partnership interest purchases subsequent to December 31, 1998.

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

Accounts Receivable

         An allowance for doubtful accounts of $1,128 is recorded as a reduction of accounts receivable at December 31, 1998. There was no allowance for doubtful accounts at March 31, 1998.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)


         The estimated useful lives of the Company's principal classes of property, plant and equipment are as follows:

      Telecommunications networks........................         10-20 years
      Network monitoring and switching equipment.........          5-10 years
      Other..............................................          3-10 years

Revenue Recognition

         The Company recognizes revenue from telecommunications services in the month the related service is provided. Revenues on billings to customers for services in advance of providing such services are deferred and recognized when earned. The Company recognizes revenues related to management and network monitoring of the joint ventures in the month that the related services are provided. Reciprocal compensation revenue is an element of switched service revenue, which represents compensation from Local Exchange Carriers ("LECs") for local exchange traffic terminated on the Company's facilities originated by other LECs. Hyperion recognizes revenue based upon established contracts with the LECs and has established a reserve for a portion of those revenues that are under dispute.

Significant Customers

         During the nine months ended December 31, 1998, Hyperion's sales to AT&T and Bell Atlantic represented 11.4% and 10.1% of total revenues, respectively. During the year ended March 31, 1998, Hyperion sales to AT&T and MCIWorldCom ("MCI"), represented 18.3% and 14.5% of total revenues, respectively.

Basic and Diluted Net Loss Per Weighted Average Share of Common Stock

         Basic net loss per weighted average share of common stock is computed based upon the weighted average number of common shares and warrants outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share because the Adelphia Warrant discussed in Note 6 had an antidilutive effect for the periods presented; however, the Adelphia Warrant could have a dilutive effect on earnings per share in future periods. A warrant to purchase 731,624 shares of Class A common stock and Class B common stock warrants to purchase shares of Class B common stock have been included as shares outstanding for purposes of the calculation of both basic and diluted net loss per share for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998. All references in the accompanying consolidated financial statements to the number of shares of common stock have been retroactively restated to reflect the stock split (See Note 6).

Other Assets - net

         Costs incurred in developing new networks or expanding existing networks negotiating rights-of-way and obtaining legal/regulatory authorizations are deferred and amortized over five years. Pre-operating costs, included in other assets, represent certain non-development costs incurred during the pre-operating phase of a newly constructed network and are amortized over five-year periods commencing with the start of operations. Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs at March 31, 1998 and December 31, 1998 were $16,566 and $14,606, respectively. Also included in other assets at March 31, 1998 and December 31, 1998 is a Senior Secured Note (See Note 3).

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)


Asset Impairments

         Hyperion periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Financial Instruments

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base among different customers and geographic areas.

         The Company's financial instruments include cash and cash equivalents, Note payable--Adelphia, Senior Secured Notes, Senior Discount Notes and Redeemable Preferred Stock. The fair value of the Note payable - Adelphia exceeded the carrying value by $11,443 at March 31, 1998. The fair value of the Senior Secured Notes exceeded carrying value by approximately $31,250 and $2,500 at March 31, 1998 and December 31, 1998, respectively. The fair value of the Redeemable Preferred Stock exceeded the carrying value by approximately $15,688 at March 31, 1998; the carrying value of the Redeemable Preferred Stock exceeded the fair value by approximately $23,938 at December 31, 1998. The fair value of the Senior Discount Notes exceeded the carrying value by approximately $35,649 and $9,516 at March 31, 1998 and December 31, 1998, respectively. The fair value of the Note payable--Adelphia was estimated based upon the terms in comparison with other similar instruments. The fair value of the Senior Discount Notes, the Senior Secured Notes and the Redeemable Preferred Stock were based upon quoted market prices.

Non-cash Financing and Investing Activities

         Capital leases entered into during the year ended March 31, 1998 and the nine months ended December 31, 1998 totaled $24,500 and $1,155, respectively (See Note 5). Dividend requirements applicable to preferred stock were satisfied by the issuance of an additional 6,860 and 20,624 shares of such preferred stock during the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively (See Note 5). During the nine months ended December 31, 1998, Hyperion converted the Note Payable - Adelphia and certain accounts payable into Class A common stock (See Note 1). See Note 1 for discussion of non-cash investing activities.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)


Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's financial statements.

         Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred. Management of the Company believes that SOP 98-5 will not have a material impact on the Company's financial statements.

Reclassifications

         For the fiscal years ended March 31, 1997 and 1998, certain amounts have been reclassified to conform with the presentation for the nine months ended December 31, 1998.

(2)  Property, Plant and Equipment

         Property, plant and equipment consists of the following:
                                                                        March 31,     December 31,
                                                                           1998           1998

     Telecommunications networks....................................   $  50,421      $   59,764
     Network monitoring and switching equipment.....................     130,283         165,697
     Fiber asset under construction (Note 3) .......................      11,500          11,500
     Fiber optic use rights.........................................         ---          44,109
     Construction in process .......................................      66,075         123,439
     Other..........................................................       6,605           8,282
                                                                       ---------      ----------
                                                                         264,884         412,791
     Less accumulated depreciation..................................     (14,251)        (38,089)
                                                                       ---------      ----------
     Total .........................................................   $ 250,633      $  374,702
                                                                       =========      ==========

         Depreciation is computed on the straight-line method using estimated useful lives of 5 to 20 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead and interest. Depreciation expense amounted to $2,604, $9,038 and $23,838 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. Capitalized interest amounted to $4,271 and $9,986 for the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively.

(3)  Investment in Fiber Asset and Senior Secured Note

         On February 20, 1997, the Company entered into several agreements regarding the leasing of dark fiber in New York state in furtherance of its strategy to interconnect its networks in the northeastern United States. Pursuant to these agreements and in consideration of a payment of $20,000, the Company received a $20,000 Senior Secured Note bearing interest at 22 1/2% (subject to reduction upon early repayment of principal) due February 2002 (subject to early redemption options), from Telergy, Inc. ("Telergy"), a right to receive 58,752 shares of Telergy Class A common stock ("Telergy Stock"), and a fully prepaid lease from a Telergy affiliate for an initial lease term of 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The Company has included $11,500 and $8,500 in Property, Plant and Equipment and Other Assets, respectively, as the allocation of the $20,000 payment between the

               HYPERION TELECOMMUNCIATIONS, INC. AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

fiber asset and the Senior Secured Note. No amounts were allocated to the Telergy Stock. The allocation reflects the Company's estimate of the relative fair values of the assets acquired. Hyperion will recognize the interest income on the Senior Secured Note when received.

         During the nine months ended December 31, 1998, construction of the fiber has continued and no repayments have been received on the Senior Secured Note. On May 15, 1998, Telergy paid Hyperion $1,000 in exchange for the Telergy Stock and a gain of $1,000 was recorded by the Company, which is included in "other income" in the consolidated statement of operations.

         On November 10, 1998, the Senior Secured Note was amended to mature on January 20, 2000 in exchange for an indefeasible right to use ("IRU") or long term lease of certain fiber segments in New York City and along Telergy's long haul fiber segments in the northeastern United States and Southeastern Canada.

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


The Company's nonconsolidated investments are as follows:
                                                                          Ownership      March 31,   December 31,
                                                                          Percentage       1998          1998

MediaOne Fiber Technologies (Jacksonville)...........................      20.0% (1)    $   7,984     $   8,150
Multimedia Hyperion Telecommunications (Wichita).....................      49.9% (2)        3,537         5,863
MediaOne of Virginia (Richmond)......................................      37.0% (1)        7,213         7,284
PECO-Hyperion (Philadelphia).........................................      50.0%           21,229        33,936
PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)................      50.0%            2,753         7,227
Hyperion of York.....................................................      50.0%            4,256         5,721
Allegheny Hyperion Telecommunications................................      50.0%              ---         3,043
Entergy Hyperion Telecommunications of Louisiana.....................      50.0% (3)        3,407         6,714
Entergy Hyperion Telecommunications of Mississippi...................      50.0% (3)        3,666         7,130
Entergy Hyperion Telecommunications of Arkansas......................      50.0% (3)        4,209         7,586
Baker Creek Communications...........................................      49.9% (4)       10,009        44,637
Other................................................................      Various          1,333         1,323
                                                                                        ---------     ---------
                                                                                           69,596       138,614
Cumulative equity in net losses......................................                     (16,532)      (26,286)
                                                                                        ---------     ---------
Total Investments....................................................                   $  53,064     $ 112,328
                                                                                        =========     =========

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

 (1) As discussed below, the Company consummated agreements on March 31, 1999 which increased its ownership to 100% in these networks.
 (2) As discussed below, the Company consummated agreements on March 23, 1999 which increased its ownership to 100% in this network.
 (3) As discussed below, the Company entered into a definitive agreement on March 31, 1999 to increase its ownership to 100% in these networks.
 (4) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service ("LMDS"). In connection with the FCC's full review of all bids and the granting of final licenses, the Company, through Baker Creek Communications, acquired 195 licenses for a total cost of approximately $44,605, $10,000 of which was paid upon submission of the Company's bid in January 1998 with the remainder paid as of October 1998.

         Summarized unaudited combined financial information for the Company's nonconsolidated investments listed above being accounted for using the equity method of accounting as of the dates and for the periods ended, is as follows:

                                              March 31,   December 31,
                                                1998         1998

      Current assets................         $  7,476     $  11,315
      PP&E-net......................          153,495       190,552
      Non-current assets............           13,454        47,522
      Current liabilities...........           13,422        18,599
      Non-current liabilities.......           58,004        48,635

                                     Year Ended March 31,     Nine months ended
                                                                 December 31,
                                         1997          1998          1998

      Revenues .....................  $  7,251    $  11,999     $   24,986
      Net loss .....................    (9,881)     (19,923)       (22,325)


         During 1998, through a partnership in which Hyperion is a 49.9% limited partner, the Company was the successful bidder, at a cost of approximately $45,000, for 195 31-GHz licenses (see above), which cover approximately 83 million people in the eastern United States representing coverage in most of its network system territory. Hyperion and its partner are currently in the process of dissolving the partnership and the licenses are to become the property of Hyperion at no additional cost to Hyperion. As of December 31, 1998, the partnership had fully funded its obligation due to the FCC. The Company plans to use the LMDS spectrum in most of its markets, and believes the spectrum to be highly complementary to its fiber-based systems as an economical means to provide "last-mile" connectivity for customers which otherwise could not be economically addressed with broadband connectivity. The Company is in the process of further refining its plans for utilization of the LMDS spectrum, which could involve substantial additional funds.

         On March 23, 1999, Hyperion consummated a purchase agreement with Multimedia, Inc. ("Multimedia"), the parent of its local partner in the Wichita, KS market, whereby Multimedia received approximately $9,778 in cash for Multimedia's ownership interest in this network. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to Multimedia in the amount of approximately $2,800 which are payable over the next six years. As a result of the transaction, the Hyperion ownership in Wichita increased to 100%.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

         On March 31, 1999, Hyperion consummated purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partners in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne received approximately $81,520 in cash for MediaOne's ownership interests in these networks. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 which are generally payable over the next ten years. As a result of the transactions, Hyperion's ownership interest in each of these networks increased to 100%.

         On March 31, 1999, Hyperion entered into purchase agreements with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy will receive $35,776 in cash for Entergy's ownership interests in each of these markets. Upon consummation of this transaction, which is subject to normal closing conditions and regulatory approvals, the Company's ownership interest in each of these networks will increase to 100%.

(5)  Financing Arrangements

Note payable - Adelphia

         The Company had an unsecured credit arrangement with Adelphia which had no repayment terms prior to April 15, 1996. On April 15, 1996, $25,000 of the proceeds from the sale of the 13% Senior Discount Notes (the "Senior Discount Notes") and Class B Common stock Warrants discussed below were used to repay a portion of this obligation. Interest expense and fees on this credit arrangement were based upon the weighted average cost of unsecured borrowings of Adelphia during the corresponding periods. The total amount of interest converted to note principal through April 15, 1996 was $9,007.

         Effective April 15, 1996, the remaining balance due on the Note payable-Adelphia was evidenced by an unsecured subordinated note due April 16, 2003. This obligation had an interest rate of 16.5% per annum. Interest accrued through May 8, 1998 on the amount outstanding to Adelphia totaled $10,645. On May 8, 1998, the Note payable - Adelphia and all accrued interest was converted into shares of Class A common stock simultaneously with the closing of the IPO (See Note 1).

13% Senior Discount Notes and Class B Common Stock Warrants

         On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 1,993,638 shares of its Class B common stock. Proceeds to the Company, net of discounts, commissions, and other transaction costs were approximately $168,600. Prior to April 15, 2001, interest on the Senior Discount Notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The Senior Discount Notes are unsecured and are senior to all future subordinated indebtedness. On or before April 15, 1999 and subject to certain restrictions, the Company may redeem, at its option, up to 25% of the aggregate principal amount of the Senior Discount Notes at a price of 113% of the Accreted Value (as defined in the Indenture). On or after April 15, 2001, the Company may redeem, at its option, all or a portion of the Senior Discount Notes at 106.5% which declines to par in 2002, plus accrued interest.

         The holders of the Senior Discount Notes may put the Senior Discount Notes to the Company at any time at a price of 101% of accreted principal upon the occurrence of a Change of Control (as defined in the Indenture). In addition, the Company will be required to offer to purchase Senior Discount Notes at a price of 100% with the

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

proceeds of certain asset sales (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity interests or subordinated debt, sale--leaseback transactions, liens, transactions with affiliates, sales of Company assets, mergers and consolidations.

         The Class B common stock warrants are exercisable at $0.00308 per share, upon the earlier of May 1, 1997 or a Change of Control. Unless exercised, the Class B common stock warrants expire on April 1, 2001. The number of shares and the exercise price for which a warrant is exercisable are subject to adjustment under certain circumstances. Through December 31, 1998, 195,965 warrants were exercised and converted into 1,187,541 shares of Class B common stock. Of the 1,187,541 shares issued, 1,172,391 shares had been converted into Class A common stock as of December 31, 1998. The Company received $3 in consideration for the exercise of the warrants.

         During the nine months ended December 31, 1998, the Company paid $17,313 to repurchase a portion of the Senior Discount Notes which had a face value of $25,160 and a carrying value of $17,750. The notes were retired upon repurchase which resulted in a $237 gain.

12 1/4% Senior Secured Notes

         On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes"). The Senior Secured Notes are collateralized through the pledge of the common stock of certain of the Company's wholly-owned subsidiaries. A portion of the proceeds was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture.

         Interest is payable semi-annually commencing March 1, 1998. The Senior Secured notes rank pari passu in right of payment with all existing and future senior Indebtedness (as defined in the Indenture) of the Company and will rank senior in right of payment to future subordinated Indebtedness of the Company. On or before September 1, 2000 and subject to certain restrictions, the Company may redeem, at its option, up to 25% of the aggregate principal amount of the Senior Secured Notes at a price of 112.25% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after September 1, 2001, the Company may redeem, at its option, all or a portion of the Senior Secured Notes at 106.125% of principal which declines to par in 2003, plus accrued interest. The holders of the Senior Secured Notes may put them to the Company at a price of 101% of principal upon the occurrence of a Change of Control (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowing, payment of dividends and other distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

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

Long Term Lease Facility

         On December 31, 1997, the Company consummated an agreement for a $24,500 long term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the switching equipment. Included in the lease facility is the sale and leaseback of certain switch equipment for which the Company received $14,876.

Other Debt

         Other debt consists primarily of capital leases entered into in connection with the acquisition of fiber leases for use in the telecommunications networks and the long term lease facility described above. The interest rate on such debt ranges from 7.5% to 15.0%.

  Maturities of other debt for the five years after December 31, 1998 are as follows:

          1999.............................................         $ 3,288
          2000.............................................           3,117
          2001.............................................           3,266
          2002.............................................           3,653
          2003.............................................           3,635

12% Senior Subordinated Notes

         On March 2, 1999, Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the other initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks, and for general corporate and working capital purposes.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

(6)  Common Stock and Other Stockholders' Equity (Deficiency)

         Hyperion's authorized capital stock consists of 300,000,000 shares of Class A common stock, par value $0.01 per share, 150,000,000 shares of Class B common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. On May 8, 1998, Hyperion completed the IPO of its Class A common stock (See Note 1).

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

         Prior to the IPO, certain key company officers (the "Officers") were parties to a stockholder agreement, as amended (the "Stockholder Agreement") with Adelphia. The Stockholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any of the officers or
(b) after October 7, 1998, such officers may put their shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's common stock under the Securities Act of 1933 (the "Securities Act") and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Officers. The Stockholder Agreement terminated automatically upon the date of the IPO. Adelphia also agreed to vote its shares in the Company to elect each officer to the Board of Directors of the Company as long as such person is both an employee and a stockholder of the Company.

         The Company also entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Officers. Pursuant to the Loan Agreements, each Officer borrowed $1,000 from the Company. Each of these loans accrued interest at the average rate at which the Company could invest cash on a short-term basis, was secured by a pledge of the borrower's common stock in the Company, and would mature upon the earlier of (i) October 8, 1998 or (ii) the date of the IPO and the Officers have the right to sell at least $1,000 worth of their shares. Each Loan Agreement also provided that any interest accruing on a loan from the date six months after the date of such loan would be offset by a bonus payment when principal and interest thereon are due and which would include additional amounts to pay income taxes applicable to such bonus payment.

         Pursuant to agreements among the Company, Adelphia and the Officers, simultaneous with the consummation of the IPO, (i) the Stockholder Agreement and Loan Agreements terminated, (ii) the Officers each repaid the $1,000 borrowed from the Company pursuant to the Loan Agreements plus accrued interest thereon by each selling 66,667 shares of Class B common stock to Adelphia and using the proceeds therefrom to repay such loans and (iii) the Company has paid to the Management Stockholders bonus payments in the amount of interest accruing on the Loans from the date six months after the date of the Loan Agreements and any additional amounts necessary to pay income taxes applicable to such bonus payments.

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

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

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

Adelphia Warrant

         On June 13, 1997, the Company entered into agreements with MCI. Pursuant to these agreements the Company is designated MCI's preferred provider for new end user dedicated access circuits and of conversions of end user dedicated access circuits as a result of conversions from the incumbent LEC in the Company's markets. Hyperion also has certain rights of first refusal to provide MCI with certain telecommunications services. Under this arrangement, the Company issued a warrant to purchase 913,380 shares of Class A common stock for $6.15 per share to MCI (the "MCI Warrant") representing 2 1/2% of the common stock of the Company on a fully diluted basis. MCI could receive additional warrants to purchase up to an additional 6% of the shares of the Company's Class A common stock, on a fully diluted basis, at fair value, if MCI met certain purchase volume thresholds over the term of the agreement.

         In connection with the IPO and the related over-allotment option, the Company and MCI entered into an agreement that provides as follows with respect to the MCI Warrant and MCI's right to receive additional MCI warrants as a result of the IPO (the "Additional MCI Warrants"): (i) the Additional MCI Warrants issued with respect to the shares sold to the public in the IPO, the over-allotment option and with respect to the Adelphia shares purchased will have an exercise price equal to the lower of $6.15 per share or the price per share to the public in the IPO (the "IPO Price"), and (ii) Adelphia purchased from MCI the MCI Warrant and the Additional MCI Warrants for a purchase price equal to the number of Class A common stock shares issuable under the warrants being purchased times the IPO Price minus the underwriting discount, less the aggregate exercise price of such warrants. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and Hyperion, Hyperion paid to Adelphia a fee of $500 and issued a warrant to Adelphia, which expires three years after its issuance, to purchase 200,000 shares of Class A common stock at an exercise price equal to the IPO Price.

Long-Term Incentive Compensation Plan

         On October 3, 1996, the Board of Directors and stockholders of the Company approved the Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A common stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of the Company's common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

Plan provides the incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying common stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997, April 1, 1997 and April 1, 1998, the Company issued 338,000 shares, 58,500 shares and 58,500 shares, respectively, of Class A common stock to Daniel R. Milliard pursuant to his employment agreement with the Company.

         In April 1998 and in recognition for valuable past service to the Company and as an incentive for future services, the Company authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Class A common stock, which options will vest in equal one-thrid amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at the IPO price and (ii) phantom stock awards (the "Rigas Grants") covering 100,000 shares of Class A common stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant(vesting conditioned on continued service as an employee or director). At December 31, 1998, no Rigas Options or Rigas Grants have been granted. Also in April 1998, pursuant to the then existing Stockholder Agreement, the Company authorized the issuance under the 1996 Plan to certain Officers of stock options (the "Management Stockholder Options") currently covering a total of 13,047 shares of Class A common stock with exercise price and vesting terms identical to the Rigas Options. In addition to the Rigas Options, the Rigas Grants and the employment agreement, the Company currently expects to issue under the 1996 Plan stock options, restrictive stock grants, phantom stock awards or other awards to other 1996 Plan participants covering up to a total of 325,000 shares of Class A common stock during 1999.

(7)  Commitments and Contingencies

         The Company rents office space, node space and fiber under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,103, $1,236 and $1,893 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively.

         The minimum future lease obligations under the noncancelable operating leases as of December 31, 1998 are approximately:

 Period ending December 31,
      1999........................................             $ 3,296
      2000........................................               2,888
      2001........................................               2,779
      2002........................................               2,659
      2003........................................               2,645
      Thereafter..................................               8,176

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

The telecommunications industry and Hyperion are subject to extensive regulation at the federal, state and local levels. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 ("Telecommunications Act"), the most comprehensive reform of the nation's telecommunications laws since the

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

the Commununications Act of 1934. Management of Hyperion is unable to predict the effect that the Telecommunications Act, related rulemaking proceedings or other future rulemaking proceedings will have on its business and results of operations in future periods.

         Hyperion has entered into a series of agreements with several local and long-haul fiber optic network providers that will allow Hyperion to significantly increase its presence in the eastern half of the United States. These agreements, totaling approximately $126,000, provide Hyperion with ownership or an IRU to over 9,000 route miles of local and long-haul fiber optic cable. Through December 31, 1998, Hyperion has paid $42,604 of the total due under the agreements, which was included in property, plant and equipment. Hyperion believes this will allow it to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect most of its 46 existing markets and to enter and interconnect approximately 50 new markets by the end of 2001.

(8)  Related Party Transactions

         The following table summarizes the Company's transactions with related parties:


                                                                                                    Nine Months
                                                                                Year Ended             Ended
                                                                                   March 31,        December 31,
                                                                                1997       1998         1998
      Revenues:

           Management fees.............................................      $   2,600  $   3,809    $  2,135
           Network monitoring fees.....................................            604        977         589
           Special access fees.........................................            540        500         ---
                                                                             ---------  ---------    --------
           Total.......................................................      $   3,744  $   5,286    $  2,724
                                                                             =========  =========    ========
      Interest Income..................................................      $     230  $     617    $  8,395
                                                                             =========  =========    ========
      Expenses:
           Interest expense and fees...................................      $   4,731  $   5,997    $    737
           Allocated corporate costs...................................          1,199      1,656       2,981
           Fiber leases................................................            738         47         139
                                                                             ---------  ---------    --------
           Total.......................................................      $   6,668  $   7,700     $ 3,857
                                                                             =========  =========    ========

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

         Interest income represents interest charged on certain affiliate receivable balances with joint ventures and with Adelphia.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

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

         During the year ended March 31, 1998 and the nine months ended December 31, 1998, Hyperion paid $299 and $1,044, respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services.

(9)  Income Taxes

         Adelphia and its corporate subsidiaries (including the Company) filed consolidated federal income tax returns for the years ended March 31, 1997 and 1998. For the nine months ended December 31, 1998, Hyperion will not be included within Adelphia's consolidated federal income tax return. For financial reporting purposes, current and deferred income tax assets and liabilities are computed on a separate company basis. The net operating loss carryforwards and the valuation allowance for the year ended March 31, 1998 are adjusted for the effects of filing a consolidated income tax return, similar to provisions of the Internal Revenue Code. At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $178,503 expiring through 2018.

         Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

         The Company's net deferred tax asset included in other assets - net is comprised of the following:

                                                                                          March 31,  December 31,
                                                                                              1998        1998
      Deferred tax assets:

         Differences between book and tax basis of intangible assets.................    $      188     $       138
         Net operating loss carryforwards............................................        33,918          71,391
         Other.......................................................................            77              77
                                                                                         ----------     -----------
             Total...................................................................        34,183          71,606
         Valuation allowance.........................................................       (17,379)        (48,746)
                                                                                         ----------     -----------
             Total...................................................................        16,804          22,860
                                                                                         ----------     -----------
      Deferred tax liabilities:
         Differences between book and tax basis of property, plant and
             Equipment..............................................................        12,959           19,015
         Investment in partnerships.................................................         3,808            3,808
                                                                                         ---------      -----------
             Total..................................................................        16,767           22,823
                                                                                         ---------      -----------
         Net deferred tax asset.....................................................     $      37      $        37
                                                                                         =========      ===========

         The net change in the valuation allowance for the year ended March 31, 1998 and the nine months ended December 31, 1998 was an increase of $5,023 and $31,367, respectively.

         Income tax expense for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 is as follows:


                                                                                                      Nine Months
                                                                                   Year Ended            Ended
                                                                                    March 31,         December 31,
                                                                                 1997        1998        1998

     Current................................................................... $   (2)   $   ---       $   ---
     Deferred..................................................................   (257)       ---           ---
                                                                                ------    -------       -------
     Total..................................................................... $ (259)   $   ---       $   ---
                                                                                ======    =======       =======

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

         A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:


                                                                                   Year Ended      Nine Months Ended
                                                                                    March 31,         December 31,
                                                                                  1997      1998          1998

     Statutory federal income tax rate........................................    35.0%     35.0%         35.0%
     Change in valuation allowance............................................   (34.6)    (35.0)        (35.0)
     State taxes, net of federal benefit and other............................    (1.2)      ---           ---
                                                                                  ------    -----         -----
     Income tax expense.......................................................    (0.8)%     ---%          ---%
                                                                                  ======    =====         =====

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited)

         The following tables summarize the financial results of the Company for each of the quarters in the year ended March 31, 1998 and the nine months ended December 31, 1998:


                                                                               Three Months Ended
                                                              June 30,    September 30,    December 31,      March 31,
                                                                1997           1997            1997             1998

Revenues...............................................     $     1,520     $     2,187     $     4,983      $    4,820
                                                            -----------     -----------     -----------      ----------
Operating expenses:
   Network operations..................................           1,180           1,426           2,657           2,541
   Selling, general and administrative.................           2,380           2,879           3,840           5,215
   Depreciation and amortization.......................           1,372           2,311           3,344           4,450
                                                            -----------     -----------     -----------      ----------
   Total...............................................           4,932           6,616           9,841          12,206
                                                            -----------     -----------     -----------      ----------
Operating loss.........................................          (3,412)         (4,429)         (4,858)         (7,386)

Other income (expense):
   Interest income.....................................             763           1,463           5,725           5,353
   Interest expense and fees...........................          (8,077)        (11,087)        (16,770)        (13,400)
                                                            -----------     -----------     -----------      ----------
Loss before income taxes and equity in net loss
   of joint ventures...................................         (10,726)        (14,053)        (15,903)        (15,433)

Income tax expense.....................................             ---             ---             ---             ---
                                                            -----------     -----------     -----------      ----------
Loss before equity in net loss of joint ventures.......         (10,726)        (14,053)        (15,903)        (15,433)

Equity in net loss of joint ventures...................          (2,540)         (3,886)         (2,858)         (3,683)
                                                            -----------     -----------     -----------      ----------
Net loss...............................................         (13,266)        (17,939)        (18,761)        (19,116)

Dividend requirements applicable to preferred
    stock..............................................             ---             ---          (5,794)         (6,615)

Net loss applicable to common stockholders.............     $   (13,266)    $   (17,939)    $   (24,555)     $  (25,731)
                                                            ===========     ===========     ===========      ==========
Basic and diluted net loss per weighted average
    share of common stock..............................     $     (0.38)    $     (0.51)    $     (0.70)     $    (0.73)
                                                            ===========     ===========     ===========      ==========
Weighted average shares of common stock
    outstanding (in thousands).........................          34,890          34,890          34,890          35,272
                                                            ===========     ===========     ===========      ==========

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)

(10) Quarterly Financial Data (unaudited), continued



                                                            June 30,      September 30,   December 31,
                                                              1998            1998            1998

Revenues...............................................  $      7,635    $     12,098    $     15,043
                                                         ------------    ------------    ------------
Operating expenses:
   Network operations..................................         4,989           7,056           6,664
   Selling, general and administrative.................         8,432          10,391          16,518
   Depreciation and amortization.......................         6,120           9,843          10,708
                                                         ------------    ------------    ------------
   Total...............................................        19,541          27,290          33,890
                                                         ------------    ------------    ------------
Operating loss.........................................       (11,906)        (15,192)        (18,847)

Other income (expense):
   Interest income.....................................         4,235           4,169           1,829
   Interest income - affiliate.........................         1,824           2,995           3,576
   Interest expense and fees...........................       (13,704)        (12,535)        (12,399)
   Other income........................................         1,000             113             ---
                                                         ------------    ------------    ------------
Loss before income taxes, equity in net loss
   of joint ventures and extraordinary gain............       (18,551)        (20,450)        (25,841)

Income tax expense.....................................           ---             ---             ---
                                                         ------------    ------------    ------------
Loss before equity in net loss of joint ventures and
   extraordinary gain..................................       (18,551)        (20,450)        (25,841)

Equity in net loss of joint ventures...................        (3,190)         (2,614)         (3,776)
                                                         ------------    ------------    ------------
Loss before extraordinary gain.........................       (21,741)        (23,064)        (29,617)
Extraordinary gain on repurchase of debt...............           ---             237             ---
                                                         ------------    ------------    ------------
Net loss...............................................       (21,741)        (22,827)        (29,617)

Dividend requirements applicable to preferred
   stock...............................................        (6,807)         (7,026)         (7,284)
                                                         ------------    ------------    ------------
Net loss applicable to common stockholders.............  $    (28,548)   $    (29,853)   $    (36,901)
                                                         ============    ============    ============
Basic and diluted net loss per weighted average
   share of common stock...............................  $      (0.59)   $      (0.54)   $      (0.66)
                                                         ============    ============    ============
Weighted average shares of common stock
   outstanding (in thousands)..........................        48,110          55,497          55,497
                                                         ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth above in Part 1 under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors" and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM   8-K

         Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

         (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on in the index in Item 8 of this Transition Report on Form 10-K.

            (2) Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts

            (3)  Exhibits


                                   SCHEDULE II
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                  Balance    Charged
                                                    at       to Costs                  Balance
                                                 Beginning     and      Deductions     at End
                                                 of Period   Expenses   Write-Offs    of Period

Year Ended March 31, 1997:
Allowance for Doubtful Accounts                  $    ---    $    ---    $    ---      $    ---
                                                 --------    --------    --------      --------
Valuation allowance for derferred tax assets     $ 10,459    $  1,897    $    ---      $ 12,356
                                                 --------    --------    --------      --------

Year Ended March 31, 1998:
Allowance for Doubtful Accounts                  $    ---    $    ---     $   ---      $    ---
                                                 --------    --------     -------      --------
Valuation allowance for deferred tax assets      $ 12,356    $  5,023     $   ---      $ 17,379
                                                 --------    --------     -------      --------

Nine Months Ended December 31, 1998:
Allowance for Doubtful Accounts                  $    ---    $  1,128     $   ---      $  1,128
                                                 --------    --------     -------      --------
Valuation allowance for deferred tax assets      $ 17,379    $ 31,367     $   ---      $ 48,746
                                                 --------    --------     -------      --------


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

    4.7 Pledge Agreement between the Registrant and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit 4.03 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

    4.8 Pledge, Escrow and Disbursement Agreement, between the Registrant and the Bank of Montreal Trust Company, dated as of August 27, 1997. (Incorporated herein by reference is Exhibit 4.05 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

    4.9 Second Supplemental Indenture, dated as of August 27, 1997, between the Registrant and the Bank of Montreal Trust Company, regarding the Registrant's 13% Senior Discount Notes due 2003. (Incorporated herein by reference is Exhibit 4.06 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

    4.10 Certificate of Designation for 12 7/8% Series A and Series B Senior Exchangeable Redeemable Preferred Stock due 2007. (Contained in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.) (File No. 0-21605)

    4.11 Form of Certificate for 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K the event dated October 9, 1997.) (File No. 0-21605)

    4.12 Form of Indenture, with respect to the Registrant's 12 7/8% Senior Subordinated Exchange Debentures due 2007. (Contained as Annex A in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated October 9, 1997 which is incorporated herein by reference.) (File No. 0-21605)

    4.13 Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Current Report on Form 8-K for Adelphia Communications Corporation filed on March 10, 1999.) (File No. 0-16014).

    4.14      Form of 12% Senior Subordinated Notes due 2007 (Contained in
              Exhibit 4.13).

   10.1* Employment Agreement between the Registrant and Charles R. Drenning. (Incorporated herein by reference is Exhibit 10.1 to Registration Statement No. 333-06957 on Form S-4.)

   10.2* Employment Agreement between the Registrant and Paul D. Fajerski. (Incorporated herein by reference is Exhibit 10.2 to Registration Statement No. 333-06957 on Form S-4.)

   10.3* Employment Agreement between the Registrant and Randolph S. Fowler. (Incorporated herein by reference is Exhibit 10.3 to Registration Statement No. 333-06957 on Form S-4.)

   10.4 Pre-Incorporation and Shareholder Restrictive Agreement between Adelphia, Paul D. Fajerski, Charles R. Drenning and Randolph S. Fowler. (Incorporated herein by reference is Exhibit 10.5 to Registration Statement No. 333-06957 on Form S-4.)

   10.5 Letter Agreement dated March 19, 1996 between the Registrant, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler and Adelphia. (Incorporated herein by reference is Exhibit 10.12 to Registration Statement No. 333-06957 on Form S-4.)

   10.6 Warrant Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 10.13 to Registration Statement No. 333-06957 on Form S-4.)

   10.7 Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial Purchasers. (Incorporated herein by reference is Exhibit 10.14 to Registration Statement No. 333-06957 on Form S-4.)

   10.8 Form of Management Agreement. (Incorporated herein by reference is Exhibit 10.15 to Registration Statement No. 333-06957 on Form S-4.)

   10.9* Employment Agreement between Hyperion Telecommunications, Inc. and Daniel R. Milliard dated as of March 4, 1997. (Incorporated herein by reference is Exhibit 10.03 to Current Report on Form 8-K of Adelphia Communications Corporation dated May 1, 1997.) (File Number 0-16014)

   10.10* 1996 Long-Term Incentive Compensation Plan. (Incorporated herein by reference is Exhibit 10.17 to Registration Statement No. 333-13663 on Form S-1.)

   10.11 Registration Rights Agreement among Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, Adelphia Communications Corporation and the Company. (Incorporated herein by reference is Exhibit
              10.18 to Registration Statement No. 333-13663 on Form S-1.)

   10.12 Registration Rights Agreement between Adelphia Communications Corporation and the Company. (Incorporated herein by reference is Exhibit 10.19 to Registration Statement No. 333-13663 on Form S-1.)

   10.13 Extension Agreement dated as of January 8, 1997, among Hyperion Telecommunications, Inc., Adelphia Communications Corporation, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein. (Incorporated herein by reference is Exhibit
              10.04 to Current Report on Form 8-K of Adelphia Communications Corporation dated May 1, 1997.) (File Number 0-16014)

   10.14 Purchase Agreement among the Registrant, Bear Stearns & Co. Inc., Chase Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities Corp., and Scotia Capital Markets (the "Initial Purchasers") dated August 21, 1997. (Incorporated herein by reference is Exhibit 10.01 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

   10.15 Purchase Agreement among the Registrant and Bear Stearns & Co. Inc. (the "Initial Purchaser") dated October 1, 1997 regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.) (File No. 0-21605)

   10.16* Management Services Agreement dated as of April 10, 1998, between Adelphia Communications Corporation and the Registrant (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1).

   10.17 Letter Agreement dated April 10, 1998, among the Registrant, Adelphia Communications Corporation and MCImetro Access Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1).

   10.18 Amendment to Registration Rights Agreement dated as of April 15, 1998, between the Registrant and Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1).

   10.19 Letter Agreement dated as of April 9, 1998, between the Registrant and Adelphia Communications Corporation regarding the purchase of Class A Common Stock (Incorporated herein by reference is Exhibit
              10.26 to Registration Statement No. 333-48209 on Form S-1).

   10.20 U.S. Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

   10.21 International Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

   10.22 Warrant issued to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

   10.23 Warrant issued in favor of Adelphia Communications Corporation dated June 5, 1998 (Incorporated herein by reference is Exhibit
              10.04 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

   10.24 Registration Rights Agreement between the Registrant and the Initial Purchasers, dated August 27, 1997, regarding the 12 1/4%Senior Secured Notes due 2004. (Incorporated herein by reference is Exhibit 4.04 to Form 8-K dated August 27, 1997.) (File No. 0-21605)

   10.25 Registration Rights Agreement between the Registrant and the Initial Purchaser dated October 9, 1997, regarding the 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. (Incorporated herein by reference is Exhibit 4.04 to the Registrant's Current Report on Form 8-K for the event dated October 9, 1997.) (File No. 0-21605)

   10.26 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.03 to Adelphia's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

   10.27 Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to Adelphia's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

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

                                     HYPERION TELECOMMUNICATIONS, INC.

May 27, 1999                   By:  /s/ Daniel R. Milliard
                               Daniel R. Milliard,
                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 27, 1999                   /s/ John J. Rigas
                               John J. Rigas,
                               Chairman and Director

May 27, 1999                   /s/ Timothy J. Rigas
                               Timothy J. Rigas,
                               Vice Chairman, Treasurer, Chief Financial Officer
                               and Director

May 27, 1999                   /s/ Michael J. Rigas
                               Michael J. Rigas,
                               Vice Chairman and Director

May 27, 1999                   /s/ James P. Rigas
                               James P. Rigas,
                               Vice Chairman, Chief Executive Officer and
                               Director

May 27, 1999                   /s/ Daniel R. Milliard
                               Daniel R. Milliard,
                               Vice Chairman, President, Secretary and Director

May 27, 1999                   /s/ Pete J. Metros
                               Pete J. Metros,
                               Director

May 27, 1999                   /s/ James L. Gray
                               James L. Gray,
                               Director

May 27, 1999                   /s/ Randolph F. Fowler
                               Randolph F. Fowler,
                               Director

May 27, 1999                   /s/ Edward E. Babcock Jr.
                               Edward E. Babcock, Jr.
                               Chief Accounting Officer