Form 10-K/A
period 1998-12-31
HYPERION TELECOMMUNICATIONS INC
filed 1999-06-30
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


__X_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from April 1, 1998 to December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant at May 21, 1999 was $303.1 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the registrant.

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

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-K for the nine months ended December 31, 1998 as set forth in the pages attached hereto:


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





                               HYPERION TELECOMMUNICATIONS, INC.




June 30, 1999                       By:   /s/ Edward E. Babcock Jr.
                                          Edward E. Babcock Jr.
                                          Vice President, Finance and Chief
                                          Accounting Officer

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following nominees for director are currently directors.


 Directors and Executive Officers

         The directors and executive officers of the Company are:

Name                                         Age    Position
Executive Officers and Directors
John J. Rigas...........................     74     Chairman and Director
James P. Rigas..........................     41     Vice Chairman, Chief Executive Officer, Chief Operating
                                                       Officer and Director
Michael J. Rigas........................     45     Vice Chairman and Director
Timothy J. Rigas........................     43     Vice Chairman, Chief Financial Officer, Treasurer and Director
Daniel R. Milliard......................     51     Vice Chairman, President, Secretary and Director

Non-Officer Directors
Pete J. Metros..........................     59     Director
James L. Gray...........................     64     Director
Randolph S. Fowler......................     47     Director


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

         James P. Rigas is Vice Chairman, Chief Executive Officer, Chief Operating Officer and a Director of the Company, Executive Vice President, Strategic Planning and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. He has been with Adelphia since 1986. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

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

         Daniel R. Milliard is President, Vice Chairman, Secretary and a Director of the Company, having also served as Chief Operating Officer from 1996 to March 1999. Mr. Milliard is also Senior Vice President and Secretary and a Director of Adelphia and its other subsidiaries. Mr. Milliard currently spends substantially all of his time on concerns of the Company. He has been with Adelphia since 1982. He served as outside general counsel to Adelphia's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a B.S. degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-73, and received his Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a member of the Board of Directors of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

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

         Randolph S. Fowler served as Senior Vice President, Business Development, Business Operations and Regulatory Affairs from October 1996 until March 1999, and has been a Director of the Company since October 1991. Prior to joining Hyperion as Vice President, Business Development and Regulatory Affairs in October 1991, Mr. Fowler was Vice President of Marketing for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. He previously served for four years as Director of Technology Transfer and Commercial Use of Space in two NASA-sponsored technology transfer programs. In addition, he has over 17 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, operations, human resources, business controls, and strategy development. Mr. Fowler holds a B.S. in Business Administration from the University of Pittsburgh. He has developed and taught courses in Marketing, Network Management, and Regulation for the University of Pittsburgh's Graduate Program in Telecommunications.

 Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's directors, officers and persons who beneficially own more than ten percent of a class of the Company's registered equity securities to file with the Securities and Exchange Commission and deliver to the Company initial reports of ownership and reports of changes in ownership of such registered equity securities.


         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1998 through December 31, 1998, except that each of Edward Babcock and James Rigas was late filing one report covering one transaction, and Mr. Metros was late filing two reports each covering one transaction.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the years ended March 31, 1997 and 1998 and the nine and twelve months ended December 31, 1998 to the Company's Chief Executive Officer and the three executive officers whose compensation exceeded $100,000 in salary and bonus during the nine months ended December 31, 1998:


                                  Compensation

                                                                                              Long Term
                                                                                            Compensation
Name and Principal Position(a)                                                               Restricted         All Other
                                                   Period (b)            Salary      Bonus    Stock Awards     Compensation(h)

James P. Rigas(c)........................... 9 months ended 12/98       $171,003   $   ---      $     ---          $ 11,431(i)
   Chief Executive Officer                   12 months ended 12/98       229,385       ---            ---            11,431(i)
                                             12 months ended 3/98        213,011       ---            ---            11,410(i)
                                             12 months ended 3/97        206,857       ---            ---            11,410(i)

Daniel R. Milliard(d)....................... 9 months ended 12/98       $176,438   $   ---      $ 760,500(e)       $  5,340(j)
   President, Vice Chairman and Secretary    12 months ended 12/98       238,191       ---        760,500(e)          5,340(j)
                                             12 months ended 3/98        229,810       ---         27,000(f)          5,340(j)
                                             12 months ended 3/97        238,863    75,000        156,000(g)          5,340(j)

Charles R. Drenning......................... 9 months ended 12/98       $126,575   $50,000      $     ---          $ 10,000(k)
   Senior Vice President                     12 months ended 12/98       174,041    50,000            ---            33,400(k)
                                             12 months ended 3/98        167,712    30,000            ---            93,000(k)
                                             12 months ended 3/97        167,712    12,500            ---            46,475(k)

Randolph S. Fowler........................   9 months ended 12/98       $126,575   $50,000      $     ---          $ 10,000(k)
   Senior Vice President                     12 months ended 12/98       174,041    50,000            ---            33,400(k)
                                             12 months ended 3/98        167,712    30,000            ---            93,000(k)
                                             12 months ended 3/97        167,712    12,500            ---            46,475(k)
------------

(a) John J. Rigas, Michael J. Rigas and Timothy J. Rigas are not employed by the Company but are compensated by Adelphia for services to the Company pursuant to employment agreements with Adelphia. The Company does not reimburse Adelphia directly for the services they provide to the Company, although the Company does make payments for shared corporate overhead services to Adelphia pursuant to a Management Services Agreement.


(b) The twelve months ended December 31, 1998 includes three months compensation from the fiscal year ended March 31, 1998.


(c) During the periods presented through December 31, 1998, James P. Rigas was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company did not directly reimburse Adelphia for Mr. Rigas' base salary, insurance premium payments and other benefits paid by Adelphia. Effective January 1, 1999, the Company employed Mr. Rigas directly.


(d) During the periods presented through March 4, 1997, Daniel R. Milliard was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company reimbursed Adelphia for Mr. Milliard's base salary, insurance premium payments and other benefits paid by Adelphia. On March 4, 1997, the Company entered into an employment agreement with Mr. Milliard.


(e) Mr. Milliard was granted a restricted stock bonus award under the 1996 Plan for 58,500 shares of Class A common stock pursuant to his employment agreement on April 1, 1998, the 58,500 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $760,500 as of April 1, 1998. As of December 31, 1998, the 455,000
     aggregate shares of restricted stock bonus awards held by Mr. Milliard had a value of approximately $6,881,875.


(f) Mr. Milliard was granted a restricted stock bonus award under the 1996 Plan for 58,500 shares of Class A common stock pursuant to his employment agreement on April 1, 1997. The 58,500 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $27,000 as of April 1, 1997.


(g) Mr. Milliard was granted a restricted stock bonus award under the 1996 Plan for 338,000 shares of Class A common stock pursuant to his employment agreement on March 4, 1997. The 338,000 shares are not subject to vesting, will participate in any dividends, and had a value of approximately $156,000 as of March 4, 1997.


(h) Does not include the value of certain non-cash compensation to each respective named individual which did not exceed the lesser of $50,000 or 10% of such individual's total salary shown in the table.


(i) Nine and twelve months ended December 31, 1998 and fiscal years ended March 31, 1998 and 1997 amounts include (i) life insurance premiums paid during each respective fiscal period pursuant to the employment agreement of James
     P. Rigas with Adelphia, in the premium payment amounts of $10,681 during the nine and twelve months ended December 31, 1998 and $10,660 during each of the fiscal years ended March 31, 1998 and 1997, on policies owned by Mr. Rigas and (ii) $750 in matching contributions for Mr. Rigas under Adelphia's 401(k) savings plan for the nine and twelve months ended December 31, 1998 and each of the fiscal years ended March 31, 1998 and 1997.


(j) Nine and twleve months ended December 31, 1998 and fiscal years ended March 31, 1998 and 1997 amounts include (i) life insurance premiums paid during each respective fiscal period pursuant to the employment agreement of Daniel R. Milliard with Adelphia or the Company, in the premium payment amounts of $4,590 during each such period on policies owned by Mr. Milliard and (ii) $750 in matching contributions for Mr. Milliard under Adelphia's 401(k) savings plan for the nine and twelve months ended December 31, 1998 and each of the fiscal years ended March 31, 1998 and 1997.


(k) Amounts represent interest accrued during (i) the period April 1, 1998 to May 8, 1998 for the nine months ended December 31, 1998, (ii) the period January 1, 1998 to May 8, 1998 for the twelve months ended December 31, 1998 and (iii) each of the fiscal years ended March 31, 1998 and 1997 in connection with certain loans with the Company which were repaid by the named individuals in May 1998. See Item 13. "Certain Relationships and Related Transactions." As of April 1999, Mr. Fowler and Mr. Drenning were no longer officers or employees of the Company.


Long-Term Incentive Compensation Plan

         The Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan") provides for the grant of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options which do not so qualify, share awards (with or without restrictions on vesting), stock appreciation rights and stock equivalent or phantom units. The number of shares of Class A common stock available for the issuance of such options, awards, rights and phantom stock units under the 1996 Plan was initially 5,687,500. Such number is to increase each year by a number of shares equal to one percent (1%) of outstanding shares of all classes of common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The purposes of the 1996 Plan are to encourage ownership of Class A common stock by directors, executive officers, employees and consultants; to induce them to remain employed or involved with the Company; and to provide additional incentive for such persons to promote the success of the Company. Any option shares subject to the 1996 Plan in excess of 3,250,000 shares may require the consent of certain former management stockholders. In April 1998, the Company authorized the granting of certain stock awards and stock options to certain executive officers of the Company. See Item 13, "Certain Relationships and Related Transactions."

Employment Contracts

         The Company and Mr. Milliard are parties to an employment agreement which provides for his employment as President of the Company. The agreement includes the following provisions: (i) a base salary of at least $230,000, to be increased from time to time to be comparable to salaries paid by comparable companies for comparable positions, (ii) an annual cash bonus, subject to achievement of certain benchmarks, of up to 50% of base salary, (iii) a stock bonus of 338,000 shares of Class A common stock, stock options to purchase 81,250 shares of Class A common stock at fair market value of the Class A common stock on the date of issuance of such options, such options to be granted on April 1 of each fiscal year through March 31, 2001 and the ability to receive, upon attainment of certain benchmarks, stock options to purchase 81,250 shares of Class A common stock with an exercise price equal to the fair market value of the Class A common stock on the date of issuance of such options, such options to be granted during fiscal 1997 and each of the next four fiscal years; except, that prior to the Company's May 1998 public offering of Class A common stock, the Company granted stock bonuses in lieu of any stock options required to be granted under the employment agreement, such stock bonuses being in an amount equal to 72% of the shares of Class A common stock that would have been covered by said options, (iv) a cash bonus of $75,000, a portion of which was used to repay outstanding loans to Adelphia, and (v) certain employee benefits. It is expected that all such stock options or stock bonuses will be granted under the 1996 Plan. The initial term of the employment agreement expires on March 31, 2001, unless terminated earlier for cause (as defined therein) or due to death or disability. The agreement also provides that upon a change-in-control (as defined therein) of the Company, the obligations under the agreement, if not assumed, would be canceled in exchange for a payment by the Company equal to the remaining base salary and options required to be granted under the initial term of the agreement. The employment agreement also contains provisions with respect to confidentiality, non-competition and non-solicitation of customers, suppliers and employees. Mr. Milliard continues to serve as a director, senior vice president and secretary of Adelphia, although he receives no additional compensation for serving in such capacities.

         Each of Messrs. Drenning and Fowler had employment agreements with the Company which expired on October 20, 1998. The employment agreements provided for base salary, bonuses and benefits, and contained noncompetition and nondisclosure provisions. The employment agreements also provided for base pay and bonuses to be paid to each of them that are comparable to industry average base pay and bonuses paid by comparable companies for comparable positions.

Compensation Committee Interlocks and Insider Participation

     James Gray and Pete Metros serve as members of the Compensation Committee of the Board of Directors. Neither Mr. Gray nor Mr. Metros is or has been an officer or employee of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Class A common stock and Class B common stock as of May 21, 1999 by
(i) each person known by the Company to be a beneficial owner of more than 5% of either the Class A common stock or Class B common stock, (ii) the directors and executive officers and (iii) all directors and executive officers as a group. As of May 21, 1999, there were 22,393,821 shares of Class A common stock outstanding and 32,300,041 shares of Class B common stock outstanding. Unless otherwise indicated, each of the shareholders in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                                                                              Total
                                                                Class A                Class B             Common Stock
                                                             common stock            common stock              (%)
Adelphia Communications Corporation (a)..............          6,966,667(b)(c)        29,125,066              66.0%
John J. Rigas (a)....................................           515,500                   --                   0.9%
James P. Rigas (a)...................................           542,500                   --                   1.0%
Michael J. Rigas (a).................................           502,500                   --                   0.9%
Timothy J. Rigas (a).................................           492,500                   --                   0.9%
Daniel R. Milliard...................................           576,250(d)                --                   1.1%
Randolph S. Fowler...................................             (b)                  1,124,978               2.1%
Pete J. Metros.......................................             3,000                   --                    --
James L. Gray........................................             5,000                   --                    --
All executive officers and directors as a group
(eight persons)(a)...................................         8,126,417(e)            30,250,044(e)           70.2%

Ardsley Advisory Partners
    646 Steamboat Road
    Greenwich, Connecticut  06836....................         1,485,000(f)                --                   2.7%

(a) The business address of Adelphia Communications Corporation is Main at Water Street, Coudersport, PA 16915. In their capacity as executive officers of Adelphia, the following persons share or may be deemed to share voting and dispositive power over the shares of common stock owned by Adelphia, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, James P. Rigas, Michael J. Rigas, Timothy
         J. Rigas and Daniel R. Milliard. Share amounts shown for John J. Rigas, James P. Rigas, Michael J. Rigas and Timothy J. Rigas each include 492,500 of the same Class A common stock shares held by a Rigas family partnership in which each of them is a general partner.

(b) Each share of Class B common stock is convertible at any time at the option of the holder into an equal number of shares of Class A common stock. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders.

(c) The information presented reflects only shares of Class A common stock held directly by Adelphia and does not include (i) shares of Class A common stock into which Class B common stock may be converted or (ii) 1,621,501 shares of Class A common stock issuable under warrants held by Adelphia. Assuming the conversion of all Class B common stock held by Adelphia into Class A common stock and the exercise of all such warrants, Adelphia would beneficially own 71.0% of the Class A common stock as of such date.

(d) Mr. Milliard shares voting and investment power over 40,000 of such shares with his spouse. The amount shown includes 81,250 shares subject to stock options granted on April 1, 1999 exercisable within 60 days from the date of this filing.

(e) The information presented includes 6,966,667 shares of Class A common stock and 29,125,066 shares of Class B common stock held by Adelphia, for which the following executive officers and directors of the Company share or may be deemed to share voting and dispositive power over the shares, subject to the discretion of the Board of Directors of
         Adelphia: John J. Rigas, James P. Rigas, Michael J. Rigas, Timothy J. Rigas and Daniel R. Milliard. The information presented excludes 1,621,501 shares of Class A common stock issuable under warrants held by Adelphia.

(f) According to a Schedule 13G, the named entity and Philip J. Hempleman, its managing partner, share or may be deemed to share voting and investment power over the shares shown, which represent 6.6% of the outstanding Class A common stock and all of which are held by discretionary accounts managed by them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the period April 1, 1998 to May 8, 1998, the Company had outstanding to Adelphia an unsecured subordinated note due April 16, 2003 (the "Adelphia Note") that accrued interest at an annual rate of 16.5% and was subordinated to the senior notes of the Company. Interest on the Adelphia Note was payable quarterly in cash, through the issuance of identical subordinated notes or in any combination thereof, at the option of the Company. Interest expense payable to Adelphia during the nine months ended December 31, 1998 was approximately $0.7 million. As discussed below, on December 31, 1998, no amount was outstanding on the Adelphia note. Also, during the nine months ended December 31, 1998, the Company made advances to Adelphia periodically, for which the Company earned interest totaling approximately $8.4 million. During the period April 1, 1998 to December 31, 1998, the largest amount due from Adelphia at the end of any quarter was approximately $212.3 million.

         Messrs. Drenning and Fowler and former officer Paul Fajerski (the "Management Stockholders") together held approximately 11% of the Company's outstanding common stock prior to the Company's initial public offering (the "IPO") on May 8, 1998, and were parties to a shareholder agreement, as amended ("Shareholder Agreement") with Adelphia. The Shareholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any Management Stockholder or (b) after October 7, 1998, such Management Stockholder may put his shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's common stock under the Securities Act and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Management Stockholders. The Shareholder Agreement terminated upon the completion of the Company's IPO on May 8, 1998. Adelphia has also agreed to vote its shares in the Company to elect each Management Stockholder to the Board of Directors of the Company so long as such person is both an employee and a stockholder of the Company. As of June 21, 1999, none of the Management Stockholders was an employee of the Company

         The Company also had entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Management Stockholders. Pursuant to the Loan Agreements, each Management Stockholder borrowed $1 million from the Company. Each of these loans accrued interest at the average rate at which the Company can invest cash on a short-term basis, was secured by a pledge of the borrower's common stock in the Company, and matured upon the completion of the Company's IPO. Each Loan Agreement also provided that any interest accruing on a loan from the date six months after the date of such loan shall be offset by a bonus payment which shall be paid when principal and interest thereon are due and which shall include additional amounts to pay income taxes applicable to such bonus payment. On May 8, 1998, the Management Stockholders each repaid their loan through proceeds from the sale of 66,667 shares of Class B common stock to Adelphia.

         The Company and the Management Stockholders are parties to a registration rights agreement, as amended whereby the Company has agreed to provide the Management Stockholders with one collective demand registration right relating to the common stock owned by them or certain permitted transferees. Such demand registration right may be exercised beginning six months after the completion of the Company's IPO and terminated upon the earlier of (i) the sale or disposition of all of such common stock, (ii) the date on which all such shares of common stock become freely tradable pursuant to Rule 144 or (iii) twelve months after the effectiveness of the demand registration statement.

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

         During the nine months ended December 31, 1998, the Company incurred charges from Adelphia of approximately $3.0 million for the provision to the Company of shared corporate overhead services in areas such as personnel, payroll, management information services, computer services, shared use of office, aircraft and network facilities and support equipment. The Company expects that charges for the provision of similar services by Adelphia to the Company, or by the Company to Adelphia, will continue to be incurred or charged by the Company in the future. The transactions related to the provision of these services have been based on allocation of Adelphia's incremental costs incurred for these services, and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own or the costs which would be charged on a pro-rata allocation of such costs under the Management Services Agreement between the Company and Adelphia dated April 10, 1998, with respect to shared corporate overhead service. During the nine months ended December 31, 1998, the Company (i) paid Adelphia or certain of Adelphia's affiliates, fiber lease payments of approximately $0.1 million and (ii) paid to entities owned by members of the Rigas family who are executive officers of the Company approximately $1.0 million for property, plant and equipment and services.

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

         In April 1998 and in recognition for valuable past service to the Company and as an incentive for future services, the Company authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at the initial public offering price for the IPO and (ii) phantom stock awards (the "Rigas Grants") covering 100,000 shares of Class A common stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). At December 31, 1998, no Rigas Options or Rigas Grants have been granted. Also in April 1998, pursuant to an existing agreement, the Company authorized the issuance under the 1996 Plan to each of Messrs. Drenning and Fowler of stock options covering 13,047 shares of Class A common stock with exercise price and vesting terms identical to the Rigas Options. As of June 21, 1999, the only Management Stockholder who was an employee or director was Mr. Fowler.

         On March 2, 1999, Highland Holdings, a partnership owned by the Rigas family, purchased directly from the Company $100 million aggregate principal amount of the Company's 12% Senior Subordinated Notes due 2007 at a purchase price equal to the principal amount less the discount to the initial purchasers of the other $200 million of such notes sold on that date.