Form 10-Q
period 1999-06-30
HYPERION TELECOMMUNICATIONS INC
filed 1999-08-16
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

         At August 12, 1999, 23,512,785 shares of Class A Common Stock, par value $0.01 per share, and 31,181,077 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1998 and June 30, 1999......................3

       Condensed Consolidated Statements of Operations - Three and Six Months Ended
         June 30, 1998 and 1999.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 1998 and 1999.........................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................25

Item 2.  Changes in Securities and Use of Proceeds......................................................25

Item 3.  Defaults Upon Senior Securities................................................................25

Item 4.  Submission of Matters to a Vote of Security Holders............................................25

Item 5.  Other Information..............................................................................26

Item 6.  Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES..............................................................................................27

INDEX TO EXHIBITS.......................................................................................28


Item 1.  Financial Statements

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                    December 31,       June 30,
                                                                                       1998              1999
                                                                                 ---------------- -----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                   $       242,570  $        261,460
     Accounts receivable and other current assets                                         15,583            39,438
     Due from parent - net                                                                 4,950               ---
     Due from affiliates - net                                                             1,078             2,863
                                                                                 ---------------- -----------------
          Total current assets                                                           264,181           303,761

U.S. government securities - pledged                                                      58,054            44,178
Investments                                                                              112,328            89,576
Property, plant and equipment - net                                                      374,702           653,996
Other assets - net                                                                        27,077            21,580
                                                                                 ---------------- -----------------
          Total                                                                  $       836,342  $      1,113,091
                                                                                 ================ =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:

     Accounts payable                                                             $       20,386  $        21,976
     Due to parent - net                                                                     ---              803
     Accrued interest and other current liabilities                                       19,142           24,104
                                                                                  --------------- ----------------
          Total current liabilities                                                       39,528           46,883

13% Senior Discount Notes due 2003                                                       220,784          236,745
12 1/4% Senior Secured Notes due 2004                                                    250,000          250,000
12% Senior Subordinated Notes due 2007                                                       ---          300,000
Other debt                                                                                23,325           44,097
                                                                                  --------------- ----------------
          Total liabilities                                                              533,637          877,725
                                                                                  --------------- ----------------

12 7/8% Senior exchangeable redeemable preferred stock                                   228,674          244,153
                                                                                  --------------- ----------------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity (deficiency):
  Class A common stock, $0.01 par value, 300,000,000
     shares authorized, 22,376,071 and 22,393,821 shares
     outstanding, respectively                                                               224              224
  Class B common stock, $0.01 par value, 150,000,000
     shares authorized, 32,314,761 and 32,300,041 shares
     outstanding, respectively                                                               323              323
  Additional paid in capital                                                             286,782          271,320
  Class B common stock warrants                                                            4,483            4,467
  Accumulated deficit                                                                   (217,781)        (285,121)
                                                                                  --------------- ----------------
          Total common stock and other stockholders' equity (deficiency)                  74,031           (8,787)
                                                                                  =============== ================
          Total                                                                   $      836,342  $     1,113,091
                                                                                  =============== ================

            See notes to condensed consolidated financial statements.




               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                        June 30,
                                                               --------------------------------  ---------------------------
                                                                     1998             1999            1998          1999
                                                               ---------------   --------------  ------------- -------------

Revenues                                                       $         7,635   $      34,215   $     12,455  $     55,653
                                                               ----------------  --------------  ------------- -------------

Operating expenses:
  Network operations                                                     4,989          11,671          7,530        20,175
  Selling, general and administrative                                    8,432          32,637         13,647        53,646
  Depreciation and amortization                                          6,120          13,586         10,570        27,121
                                                               ----------------  --------------  ------------- -------------
          Total                                                         19,541          57,894         31,747       100,942
                                                               ----------------  --------------  ------------- -------------

Operating loss                                                         (11,906)        (23,679)       (19,292)      (45,289)

Other income (expense):
  Interest income                                                        4,235          14,780          9,337        16,778
  Interest income-affiliate                                              1,824           2,779          2,075         5,607
  Interest expense                                                     (13,704)        (21,805)       (27,104)      (37,338)
  Other income                                                           1,000             ---          1,000           ---
                                                               ----------------  --------------  ------------- -------------
Loss before income taxes and
    equity in net loss of joint ventures                               (18,551)        (27,925)       (33,984)      (60,242)

Income tax expense                                                         ---              (4)           ---            (4)
                                                               ----------------  --------------  ------------- -------------
Loss before equity in net loss
  of joint ventures                                                    (18,551)        (27,929)       (33,984)      (60,246)

Equity in net loss of joint ventures                                    (3,190)         (3,291)        (6,873)       (7,094)
                                                               ----------------  --------------  ------------- -------------
Net  loss                                                              (21,741)        (31,220)       (40,857)      (67,340)

Dividend requirements applicable to preferred stock                     (6,807)         (7,720)       (13,422)      (15,199)
                                                               ----------------  --------------  ------------- -------------

Net loss applicable to common stockholders                     $       (28,548)  $     (38,940)  $    (54,279) $    (82,539)
                                                               ================  ==============  ============= =============

Basic and diluted net loss per weighted average
  share of common stock                                        $         (0.59)  $       (0.70)  $      (1.30) $      (1.49)
                                                               ================  ==============  ============= =============


Weighted average shares of
  common stock outstanding                                              48,110          55,497         41,720        55,497
                                                               ================  ==============  ============= =============

            See notes to condensed consolidated financial statements.



               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)



                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                      --------------------------------
                                                                                           1998              1999
                                                                                      --------------   ---------------
Cash flows from operating activities:
  Net loss                                                                            $     (40,857)   $      (67,340)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation                                                                          8,957            23,846
        Amortization                                                                          1,613             3,275
        Noncash interest expense                                                             17,831            15,961
        Equity in net loss of joint ventures                                                  6,873             7,094
        Issuance of Class A Common stock bonus                                                  761               ---
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                   (5,769)          (20,463)
        Accounts payable                                                                     22,739              (477)
        Accrued interest and other liabilities                                                1,146             7,023
                                                                                      --------------   ---------------
Net cash provided by (used in) operating activities                                          13,294           (31,081)
                                                                                      --------------   ---------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                            (77,259)         (131,831)
  Investments in joint ventures                                                             (21,539)          (24,672)
  Net cash used for acquisitions                                                            (58,330)         (126,268)
  Sale of U.S. government securities - pledged                                               15,653            15,322
  Repayment of senior secured note                                                              ---            20,000
                                                                                      --------------   ---------------
Net cash used in investing activities                                                      (141,475)         (247,449)
                                                                                      --------------   ---------------

Cash flows from financing activities:
  Repayments of debt                                                                         (2,383)           (1,246)
  Advances (to) from related parties                                                         (1,700)            4,066
  Proceeds from debt                                                                            ---           300,000
  Costs associated with financing                                                              (379)           (5,400)
  Proceeds from issuance of Class A Common Stock                                            255,462               ---
  Costs associated with issuance of Class A Common Stock                                    (14,417)              ---
  Repayment of loans to stockholders                                                          3,000               ---
                                                                                      --------------   ---------------
Net cash provided by financing activities                                                   239,583           297,420
                                                                                      --------------   ---------------
Increase in cash and cash equivalents                                                       111,402            18,890

Cash and cash equivalents, beginning of period                                              332,863           242,570
                                                                                      --------------   ---------------
Cash and cash equivalents, end of period                                              $     444,265    $      261,460
                                                                                      ==============   ===============

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

         On March 30, 1999, Hyperion elected to change its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 1998 and its Transition Report on Form 10-K for the nine months ended December 31, 1998.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Hyperion at June 30, 1999, and the unaudited results of operations for the three and six months ended June 30, 1998 and 1999, have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

         On April 15, 1999, the Company acquired an indefeasible right of use ("IRU") from e.spire Communications, Inc. ("e.spire") for approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in South Florida that is currently under construction.

         On May 25, 1999, the Company entered into an IRU agreement with CapRock Communications Corp. for approximately $16,260 which grants the Company a long-term license to approximately 1,650 route miles of long haul fiber. The IRU gives the Company a presence in the southwestern United States.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


         During May 1999, the Company received $32,329 from Telergy, Inc. ("Telergy") for the repayment of a senior secured note held by the Company. The payment represented $20,000 in principal and $12,329 of interest due to the Company resulting from a February 1997 transaction in which the Company loaned Telergy $20,000 in exchange for a $20,000 senior secured note and a fully prepaid lease of dark fiber in New York state.

         During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36,518 for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Hyperion effective from the date acquired.

         During the six months ended June 30, 1999, the Company made demand advances to Adelphia which, as of June 30, 1999, had been repaid. The Company received interest on the advances at a rate of 5.15%.

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

The Company's non-consolidated investments are as follows:
                                                                            Ownership      December 31,        June 30,
                                                                            Percentage         1998              1999
                                                                         ---------------  ----------------  ---------------

  MediaOne Fiber Technologies (Jacksonville)                                100.0%  (1)   $         8,150   $          ---
  Multimedia Hyperion Telecommunications (Wichita)                          100.0   (1)             5,863              ---
  MediaOne of Virginia (Richmond)                                           100.0   (1)             7,284              ---
  Entergy Hyperion Telecommunications of Louisiana                          100.0   (2)             6,714              ---
  Entergy Hyperion Telecommunications of Mississippi                        100.0   (2)             7,130              ---
  Entergy Hyperion Telecommunications of Arkansas                           100.0   (2)             7,586              ---
  PECO-Hyperion (Philadelphia)                                               50.0                  33,936           39,386
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                      50.0                   7,227           10,352
  Hyperion of York                                                           50.0                   5,721            7,121
  Allegheny Hyperion Telecommunications                                      50.0                   3,043            4,718
  Baker Creek Communications                                                 49.9   (3)            44,637           44,637
  Other                                                                       Various               1,323              ---
                                                                                          ----------------  ---------------
                                                                                                  138,614          106,214
  Cumulative equity in net losses                                                                 (26,286)         (16,638)
                                                                                          ----------------  ---------------
  Total                                                                                   $       112,328   $       89,576
                                                                                          ================  ===============

(1) As discussed in Note 1, the Company has consummated agreements which increased its ownership to 100% in these networks during March 1999.
(2) As discussed in Note 1, the Company has consummated an agreement which increased its ownership to 100% in these networks during June 1999.
(3) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of 83 million people in the eastern half of the United States. The Company funded $10,000 of such purchase in January 1998, a portion of which was refunded. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998.

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)




         Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding Jacksonville, Richmond, Wichita and the Entergy partnerships follows:

                                        December 31,               June 30,
                                           1998                      1999
                                       -------------           --------------

Current assets                           $    4,626              $    15,545
Property, plant and equipment - net          93,929                  109,066
Other non-current assets                     45,266                   44,898
Current liabilities                           5,258                    3,914
Non current liabilities                      32,127                   35,083

                                              Six Months Ended June 30,
                                            1998                     1999
                                       -------------           --------------

Revenues                                 $    1,893              $    14,336
Net loss                                     (7,426)                  (4,744)

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

5.  Supplemental Financial Information:

        For the six months ended June 30, 1998 and 1999, the Company paid interest of $15,653 and $21,222, respectively.

        Accumulated depreciation of property, plant and equipment amounted to $38,089 and $61,934 at December 31, 1998 and June 30, 1999, respectively.
                -------------------------------------------------

               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto included in its Transition Report on Form 10-K for the nine months ended December 31, 1998.

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, availability and cost of financing, government and regulatory policies, the pricing and availability of equipment, materials and inventories, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended June 30, 1998 and 1999.

         The "Company" or "Hyperion" means Hyperion Telecommunications, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the "networks," or the "Company's networks" mean the (a) 22 telecommunications networks in operation or under construction (the "Core Markets") owned as of June 30, 1999 by 22 Operating Companies (which, as defined herein, are (i) wholly and majority owned subsidiaries of the Company or (ii) joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners) and
(b) 50 additional markets under development (the "New Markets") as of such date.

         Hyperion is a super-regional provider of communications services offering a full range of communications services to customers that include businesses, governmental and educational end users and other telecommunications service providers throughout the eastern half of the United States. The Company provides these customers with communications services such as local switch dial tone, long distance service, high-speed data, and Internet connectivity. The customer has a choice of receiving these services individually or as part of a bundle of services, which is typically priced at a discount when compared to the price of the individual services. In order to take advantage of the improved economic returns from providing services over the Company's own network system (having "on-net" traffic), the Company is in the process of significantly expanding the reach of its network system. This network system expansion includes the purchase, lease or construction of fiber optic network facilities in more than 50 new markets in the eastern half of the United States and the interconnection of all of the Company's existing and new markets with the Company's own fiber optic network facilities as well as implementing various technologies including Dense Wave Division Multiplexing ("DWDM") to provide greater bandwidth capacity on the Company's local and long-haul network system.

         By the year 2001, Hyperion expects to serve most of the major cities in the eastern half of the United States. The Company currently provides communications services in 40 markets, representing distinct Metropolitan Statistical Areas, or "MSAs", and plans to offer services to a total of approximately 90 MSAs by the end of year 2000, expanding Hyperion's presence to approximately 30 states. At June 30, 1999, the Company had installed 22 Lucent 5ESS switches or remote switching modules and plans to put in operation during 1999 nine additional regional switches (the "super switches"). Once fully installed, the Company's fiber optic backbone will connect each of the Company's markets. This fully redundant, 16,000 route mile network system will support Hyperion's full line of communications service offerings. To date, the Company has chosen the eastern half of the United States as its overall target market because it presents an opportunity for rapid growth. Once fully deployed, management believes this network system will encompass over 26 million addressable business access lines (approximately 34% of the nation's population), which currently generate annual estimated communications services revenues of over $50 billion.

         The Company has experienced initial success in the sale of business access lines with approximately 212,191 access lines sold as of June 30, 1999, of which approximately 191,285 lines are installed. This represents an addition of 44,850 access lines sold and 46,638 access lines installed during the quarter ended June 30, 1999. As of June 30, 1999, approximately 65% of these access lines are provisioned on the Company's own switches ("on-switch lines").

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

         On April 15, 1999, the Company acquired an indefeasible right of use ("IRU") from e.spire Communications, Inc. ("e.spire") for approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in South Florida that is currently under construction.

         On May 25, 1999, the Company entered into an IRU agreement with CapRock Communications Corp. for approximately $16,260 which grants the Company a long-term license to approximately 1,650 route miles of long haul fiber. The IRU gives the Company a presence in the southwestern United States.

         During May 1999, the Company received $32,329 from Telergy for the repayment of a senior secured note held by the Company. The payment represented $20,000 in principal and $12,329 of interest due to the Company resulting from a February 1997 transaction in which the Company loaned Telergy $20,000 in exchange for the $20,000 senior secured note and a fully prepaid lease of dark fiber in New York state.

         During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36,518 for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Hyperion effective on the date acquired.

         During the six months ended June 30, 1999, the Company made demand advances to Adelphia which, as of June 30, 1999, had been repaid. The Company received interest on the advances at a rate of 5.15%.

         On July 1, 1999, Adelphia and Hyperion announced their decision to further combine the efforts of both companies and that Hyperion was changing the name under which it will be doing business to Adelphia Business Solutions. With this decision, Adelphia and Hyperion will align the strengths of both organizations and develop a single brand in the communications marketplace.

Results of Operations

Three Months Ended June 30, 1999 in Comparison with Three Months Ended June 30, 1998

         Revenues increased 348% to $34,215 for the three months ended June 30, 1999, from $7,635 for the same quarter in the prior year. Growth in revenues of $26,580 resulted from an increase in revenues from majority and wholly-owned networks of approximately $26,290 as compared to the same period in the prior year due to the continued expansion of the Company's customer base, success in the roll out of switched services as a result of the retail end-user strategy adopted by the Company and the consolidation of the Jacksonville, Richmond and Wichita markets. The increase was also due to increased management fees from the non-consolidated subsidiaries of $290 from the same period in the prior year.

         Network operations expense increased 134% to $11,671 for the three months ended June 30, 1999 from $4,989 for the same quarter in the prior year. The increase was attributable to the expansion of operations at the Network Operating Control Center ("NOCC"), the increased number and size of the operations of the networks which resulted in increased employee related costs, equipment maintenance costs, costs related to planned expansion into new markets, and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Selling, general and administrative expense increased 287% to $32,637 for the three months ended June 30, 1999 from $8,432 for the same quarter in the prior year. The increase was due primarily to increased expenses associated with the network expansion plan, an increase in the sales force in the Core Markets, the development of a sales presence in many of the New Markets, an increase in corporate overhead costs to accommodate the growth in the number, size and operations of the networks as a result of the expansion, and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Depreciation and amortization expense increased 122% to $13,586 during the three months ended June 30, 1999 from $6,120 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies, amortization of deferred financing costs and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Interest income for the three months ended June 30, 1999 increased 249% to $14,780 from $4,235 for the same quarter in the prior year as a result of the payment of interest due to the Company from Telergy as discussed above, offset by decreases in interest from cash and cash equivalents and U.S. Government securities resulting from the interest payments on the 12 1/4% senior secured notes, investments in joint ventures, and expenditures for property, plant and equipment.

         Interest income-affiliate for the three months ended June 30, 1999 increased to $2,779 from $1,824 as a result of demand advances made to Adelphia during the period.

         Interest expense increased 59% to $21,805 during the three months ended June 30, 1999 from $13,704 for the same period in the prior year. The increase was primarily attributable to higher interest expense associated with interest on the 12% senior subordinated notes.

         Equity in net loss of joint ventures increased by 3% to $3,291 during the three months ended June 30, 1999 from $3,190 for the same quarter in the prior year. The net losses of the nonconsolidated Operating Companies for the three months ended June 30, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies.

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 8 at June 30, 1998 to 4 at June 30, 1999 due to the Company's increased ownership in certain Operating Companies as a result of the previously mentioned acquisitions. These non-consolidated Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,032 for the three months ended June 30, 1999, as compared with $742 for the same quarter in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the three months ended June 30, 1998 and 1999 aggregated approximately $3,765 and $2,518, respectively.

         Preferred stock dividends increased by 13% to $7,720 for the three months ended June 30, 1999 from $6,807 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from dividends being paid in additional shares of preferred stock.

Six Months Ended June 30, 1999 in Comparison with Six Months Ended June 30, 1998

         Revenues increased 347% to $55,653 for the six months ended June 30, 1999, from $12,455 for the same period in the prior year. Growth in revenues of $43,198 resulted from an increase in revenues from majority and wholly-owned networks of approximately $42,306 as compared to the same period in the prior year due to the continued expansion of the Company's customer base, success in the roll out of switched services as a result of the retail end-user strategy adopted by the Company and the consolidation of the Jacksonville, Richmond and Wichita markets. The increase was also due to increased management fees from the non-consolidated subsidiaries of $892 from the same period in the prior year.

         Network operations expense increased 168% to $20,175 for the six months ended June 30, 1999 from $7,530 for the same period in the prior year. The increase was attributable to the expansion of operations at the NOCC, the increased number and size of the operations of the networks which resulted in increased employee related costs, equipment maintenance costs and costs related to planned expansion into new markets, and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Selling, general and administrative expense increased 293% to $53,646 for the six months ended June 30, 1999 from $13,647 for the same period in the prior year. The increase was due primarily to increased expenses associated with the network expansion plan, an increase in the sales force in the Core Markets, the development of a sales presence in many of the New Markets, an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Operating Companies managed and monitored by the Company, and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Depreciation and amortization expense increased 157% to $27,121 during the six months ended June 30, 1999 from $10,570 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Operating Companies, amortization of deferred financing costs and the consolidation of the Jacksonville, Richmond and Wichita markets.

         Interest income for the six months ended June 30, 1999 increased 80% to $16,778 from $9,337 for the same period in the prior year as a result of the payment of interest due to the Company from Telergy as discussed above, offset by decreases in interest from cash and cash equivalents and U.S. Government securities resulting from the interest payments on the 12 1/4% senior secured notes, investments in joint ventures, expenditures for property, plant and equipment and the demand advances made to Adelphia.

         Interest income-affiliate for the six months ended June 30, 1999 increased to $5,607 from $2,075 as a result of demand advances made to Adelphia during the period.

         Interest expense increased 38% to $37,338 during the six months ended June 30, 1999 from $27,104 for the same period in the prior year. The increase was primarily attributable to higher interest expense associated with the 12% senior subordinated notes.

         Equity in net loss of joint ventures increased by 3% to $7,094 during the six months ended June 30, 1999 from $6,873 for the same period in the prior year. The net losses of the nonconsolidated Operating Companies for the six months ended June 30, 1999 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the Operating Companies

         The number of nonconsolidated Operating Companies paying management fees to the Company decreased from 8 at June 30, 1998 to 4 at June 30, 1999 due to the Company's increased ownership in certain Operating Companies as a result of the previously mentioned acquisitions. These non-consolidated Operating Companies and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,609 for the six months ended June 30, 1999, as compared with $1,718 for the same period in the prior fiscal year. The nonconsolidated Operating Companies' net losses, including networks under construction, for the six months ended June 30, 1998 and 1999 aggregated approximately $7,426 and $4,744, respectively.

         Preferred stock dividends increased by 13% to $15,199 for the six months ended June 30, 1999 from $13,422 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from dividends being paid in additional shares of preferred stock.

Supplementary Operating Company Financial Analysis

         The Company believes that historically, working with Local Partners to develop markets has enabled the Company to build larger networks in a rapid and more cost effective manner than it could have on its own. The Company currently has joint ventures covering four networks with Local Partners where the Company owns 50% or less of each joint venture. As a result of the Company's historic ownership position in these and other joint ventures, a substantial portion of the Operating Companies' historic results have been reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the Operating Companies. Because of the recently completed partner roll-ups, management of the Company believes this historical presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its Operating Companies, management of the Company analyzes financial information of the consolidated Operating Companies in combination with the nonconsolidated joint venture Operating Companies on a combined basis. This combined financial presentation reflects Hyperion's consolidated financial position and results of operations adjusted for the inclusion of certain Operating Companies (Richmond, Jacksonville and Wichita) which were purchased in March 1999 combined with the non-consolidated joint ventures' results of operations. All combined results of operations are presented as if Hyperion consolidated all Operating Companies which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


                                                       Quarter ended                           Quarter ended
                                                       June 30, 1999                           June 30, 1998
                                         ----------------------------------------  -----------------------------------------
                                                                      (dollars in thousands)
                                                                                      Adjusted
                                          Consolidated  Joint Venture    Combined Consolidated Joint Venture     Combined
                                             Operating      Operating   Operating    Operating     Operating    Operating
                                               Results        Results     Results      Results       Results      Results
                                         ----------------------------------------  -----------------------------------------
Revenues                                       $34,215         $9,742     $43,957      $11,212        $1,479      $12,691

Direct Operating Expenses                       11,671          3,565      15,236        6,132         1,081        7,213
                                         ----------------------------------------  -----------------------------------------

Gross Margin                                    22,544          6,177      28,721        5,080           398        5,478
Gross Margin Percentage                           65.9%          63.4%       65.3%        45.3%         26.9%        43.2%

Sales General and Administrative Expenses       32,637          5,875      38,512        9,658         2,520       12,178
                                         ----------------------------------------  -----------------------------------------

EBITDA (a)                                     (10,093)           302      (9,791)      (4,578)       (2,122)      (6,700)
                                         ----------------------------------------  -----------------------------------------
EBITDA Percentage of Revenues                    (29.5%)          3.1%      (22.3%)      (40.8%)      (143.5%)      (52.8%)


                                                               June 1999
                                                           Quarter vs. June
                                                             1998 Quarter
                                         ----------------------------------------------------
                                                  Adjusted
% Change Comparison                           Consolidated     Joint Venture        Combined
                                                 Operating         Operating       Operating
                                                   Results           Results         Results
                                         ----------------------------------------------------
Revenues                                            205.2%            558.7%          246.4%

Direct Operating Expenses                            90.3%            229.8%          111.2%
                                        ----------------------------------------------------

Gross Margin                                        343.8%           1452.0%          424.3%

Sales General and Administrative Expenses           237.9%            133.1%          216.2%
                                         ----------------------------------------------------
EBITDA (a)                                         (120.5%)            NM(b)          (46.1%)
                                         ----------------------------------------------------

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Hyperion believes that EBITDA is a meaningful measure of performance.

(b)   Not meaningful

Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the Operating Companies' networks, as well as the development of the New Markets, combined with the construction of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $77,259 and $131,831 for the six months ended June 30, 1998 and 1999, respectively. Further, investments made by the Company in nonconsolidated Operating Companies were $21,539 and $24,672 for the six months ended June 30, 1998 and 1999, respectively. The increase in capital expenditures for the six months ended June 30, 1999 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the Core Markets and the New Markets as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in the development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the Operating Companies has resulted in substantial negative cash flow.

         Expansion of the Company's Core Markets and services and the development of New Markets and additional markets and services require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Core Markets, (iii) the design, construction and development of the New Markets and (iv) the acquisition of additional ownership interests in Core Markets. The Company has made substantial capital investments and investments in Operating Companies in connection with the installation of switches or remote switching modules in all of its Core Markets and plans to install regional super switches in certain New Markets when such New Markets are operational. To date, the Company has installed switches in all of its Core Markets and plans to provide such services in all of its New Markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to continue to increase spending on marketing and sales significantly in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to continue to purchase its partners' interests in the Operating Companies when it can do so on attractive economic terms. The Company estimates that it will require approximately $400 million to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the Operating Companies from July 1, 1999 through the quarter ending December 31, 2000.

         There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, development of the LMDS spectrum, continued acquisition of increased ownership in its networks and material variance from expected capital expenditure requirements for Core Markets and New Markets or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new networks not currently planned.

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

         The Company currently expects that its existing cash balance, internally generated funds and future financing sources will be sufficient to fund the Company's capital expenditures, acquisitions, operating losses and pro rata investments in the Operating Companies through December 2000. There can be no assurance, however, as to the availability of funds from internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the 13% Senior Discount Notes, the 12 1/4% Senior Secured Notes and the 12% Subordinated Notes and the Certificate of Designation for the 12 7/8% Senior Exchangeable Redeemable Preferred Stock provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund its capital expenditures, acquisitions, operating losses or pro rata investment in the Operating Companies could have a material effect upon the Company and/or the Operating Companies.

Year 2000 Issues

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. This could present risks to the operation of the Company's business in several ways. The evaluation includes a review of the Company's information technology systems, telephony equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company's evaluation also includes evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

      information processing and financial reporting systems;

      customer billing systems;

      customer service systems;

      telecommunication transmission and reception systems; and

      facility systems.

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

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

      inventorying and assessing the impact on affected technology and systems,

      developing solutions for affected technology and systems;

      modifying or replacing affected technology and systems;

      testing and verifying solutions;

      implementing solutions; and

      developing contingency plans.

         The Company has substantially completed its inventory and assessment of affected computerized systems and technologies. The Company is in the final stages of its year 2000 compliance program with respect to the remediation of the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company has certified six of eight financial systems as year 2000 compliant. The Company expects its financial reporting systems to be fully year 2000 compliant by September 1999.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor has certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by October 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $525. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $1,000. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company is communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company's systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, including companies that the Company acquires, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

         There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. and MediaOne and the proposed mergers between SBC and Ameritech, Bell Atlantic and GTE, and Qwest and US West. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will also affect the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.

         The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, ILECs which are not subject to RBOC restrictions on long distance, AT&T, MCI WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest Communications International and Level 3 Communications are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

Regulation

Government Overview

         A significant portion of the services provided by the Company and its networks is subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

Federal Legislation and Regulation

         The Telecommunications Act enacted on February 21, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy. This act removes state regulatory barriers to competition, and imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, carriers must provide to each other services for resale, number portability, dialing parity, access to rights of way, and compensation for traffic they exchange. ILECs must provide competitors with network interconnection, access to unbundled network elements, and collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over regimes for universal service subsidiaries and access.

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. The Company has successfully challenged states' attempts to limit competition in certain rural areas. One state has requested a stay of the favorable FCC order. Depending successfully on the result, the Company's expansion plans may be adversely affected.

         The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed the majority of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs. The FCC recently initiated a new proceeding to reexamine which unbundled network elements ILECs must provide. In addition, because the Eighth Circuit had only ruled on the FCC's jurisdiction to set a pricing methodology, the ILECs have renewed their opposition to the actual methodology.

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

         A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating to Internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. However, on February 25, 1999, the FCC adopted an order in which it determined that calls to ISPs are interstate in nature and proposed rules to govern compensation to carriers for transmitting these calls. It stated, however, that its action was not intended to dislodge previous state decisions interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges or contribute to universal service funds, the FCC's order and subsequent state rulings could affect the costs incurred by ISPs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

         Several ILECs have filed petitions at the FCC and have initiated legislative efforts to effect a waiver of certain obligations imposed on ILECs in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. The FCC has subsequently approved that such services are subject to interstate jurisdiction and to the resale and unbundling obligation of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether ILECs can create separate affiliates for their high-speed data services that would be free from these obligations. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.

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

         In May 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.3 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of the payments into these federal subsidy funds will be based on its share of certain defined telecommunications end-users' revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In the May 1997 order, the FCC also announced that it will soon revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties have appealed the May 1997 order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where oral argument was heard in December 1998. Various states are also in the process of implementing their own universal service programs.

         To the extent that the Operating Companies provide interexchange telecommunications service, access charges are required to be paid to ILECs when the facilities of those companies are used to originate or terminate interexchange calls. Also, as CLECs, the Operating Companies provide access service to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In two orders released in December 1996 and May 1997, the FCC made major changes in the interstate access charge structure. In the December 1996 order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access service. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on the Company's ability to compete in providing interstate access services. The May 1997 order substantially increased the cost that ILECs subject to the FCC's price cap rules ("price cap LECs") recover through a monthly, non-traffic-sensitive access charges. In the May 1997 order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules that are expected to be established sometime in 1999 that may grant price cap LECs increased pricing flexibility upon demonstration of increased competition (or potential competition) in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services.

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

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. The Company has successfully challenged states' attempts to limit competition in certain rural areas. However, inability to implement the related FCC order could adversely effect the Company's expansion plans.

         The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet, telephony, slamming, and pole attachments. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.

State Regulation

         Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition, Operating Companies have been certificated or are otherwise authorized to provide telecommunications services in Alabama, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia. The certificates or other authorizations permit the Operating Companies to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Operating Companies may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, an Operating Company's tariff lists a rate range or sets prices on an individual case basis. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, Y2K compliance, unbundling and universal service contributions all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, service requirements, and universal service issues.

         In addition to obtaining certification, an Operating Company must negotiate terms of interconnection with the ILEC before it can begin providing switched services. To date, the Operating Companies have negotiated interconnection agreements with one or more of the ILECs, in each state in which they have been certificated. Agreements are subject to State PUC approval.

         The Company is subject to requirements in some states to obtain prior approval for, or notify the commission of any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments, and other transactions that may effect a change in the way that the Company does business. Although the Company believes such authorization could be obtained, there can be no assurance that the state commissions would grant the Company authority to complete any transactions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed rate debt and redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 1999.


                                               Expected Maturity
                              ----------------------------------------------------
                                                                                                               Fair
                                1999      2000      2001       2002       2003     Thereafter     Total        Value
                              --------- --------- ---------- ---------- ---------- ----------- ------------ ------------
Fixed Rate Debt and
Redeemable Preferred Stock:        ---       ---        ---        ---   $303,840    $793,313   $1,097,153   $1,041,236

    Average Interest Rate       12.53%    12.53%     12.53%     12.53%     12.41%      12.35%          ---          ---


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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended June 30, 1999, pursuant to
Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended June 30, 1999, pursuant to
Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three and six months ended June 30, 1999.

Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

        Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

        Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

        Exhibit 99.03   Press Release dated August 10, 1999

(b) Reports on Form 8-K:

    A Form 8-K was filed on April 6, 1999 which reported information under
     Item 5 thereof.  No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HYPERION TELECOMMUNICATIONS, INC.
                                         (Registrant)



Date:   August 16, 1999                  By:  /s/ Timothy J. Rigas
                                         Timothy J. Rigas
                                         Vice Chairman, Chief Financial Officer
                                           (authorized officer) and Treasurer


Date:   August 16, 1999                  By:  /s/ Edward E. Babcock, Jr.
                                         Edward E. Babcock, Jr.
                                         Vice President, Finance and
                                           Chief Accounting Officer

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

        Exhibit 99.03   Press Release dated August 10, 1999

                                                                 Exhibit 99.01

                                   SCHEDULE E

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data
         Of the Subsidiaries and the Joint Ventures Presented by Cluster


Data presented for the quarter ended:               6/30/99

Unaudited                                                                                      ***
                                        North East     Mid-Atlantic       Mid-South       Other Markets        Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                        $      11,797.0 $        17,784,6 $        9,415.9 $         3,869.7 $      42,867.2
Total Capital Expenditures           $       8,402.5 $        53,515.1 $       21,570.5 $        12,581.4 $      96,069.5
Total EBITDA                         $       5,304.1 $        (1,446.3)$       (2,572.4)$        (2,458.7)$      (1,173.3)

Gross PP&E                           $     108,382.4 $       391,138.0 $      163,881.2 $       177,921.0 $     841,322.6

Proportional Revenue *               $      11,797.0 $        13,983.9 $        9,290.0 $         3,869.7 $      38,940.6
Proportional Capital Expenditures*   $       8,402.5 $        49,173.6 $       21,360.6 $        12,581.4 $      91,518.1
Proportional EBITDA *                $       5,304.1 $        (1,855.6)$       (2,597.8)$        (2,458.7)$      (1,608.0)

Proportional Gross PP&E *            $     108,382.4 $       328,441.7 $      161,790.4 $       177,921.0 $     776,535.5

STATISTICAL DATA
Increase for June 30, 1999 quarter:
Markets in Operation                             ---                 1              ---               ---               1
Route Miles                                      ---               163               47               ---             210
Fiber Miles                                      ---             2,520            2,256               ---           4,776
Buildings connected                              ---                66               12                38             116
Building with customers                          ---             2,441              228               727           3,396
LEC-COs collocated **                            ---                15                2               ---              17
Voice Grade Equivalent Circuits               34,944           121,632           55,104            42,336         254,016

As of March 31, 1999:
Markets in Operation ****                          4                20                9                 6              39
Route Miles                                    3,220             4,187            3,571             4,102          15,080
Fiber Miles                                   94,374           152,654           66,928            59,368         373,324
Buildings connected                              353               697              365               406           1,821
Buildings with customers                       2,401             1,438            3,900               736           8,475
LEC-COs collocated **                             16                67               30                18             131
Voice Grade Equivalent Circuits              250,656           702,240          346,080           261,408       1,560,384

As of June 30, 1999:
Markets in Operation                               4                21                9                 6              40
Route Miles                                    3,220             4,350            3,618             4,102          15,290
Fiber Miles                                   94,374           155,174           69,184            59,368         378,100
Buildings connected                              353               763              377               444           1,937
Buildings with customers                       2,401             3,879            4,128             1,463          11,871
LEC-COs collocated **                             16                82               32                18             148
Voice Grade Equivalent Circuits              285,600           823,872          401,184           303,744       1,814,400
Access Lines Sold                             33,787           105,885           54,675            17,844         212,191
Access Lines Installed                        28,566            99,635           47,641            15,443         191,285

*  Represents portion attributable to the Company.
**  Local Exchange Carrier's central office
*** Other Market amounts includes Network Control Centers and Corporate Capital Expenditures
       and Gross Property, Plant and Equipment
**** Previously reported amounts have been restated to reflect Metropolitan Statistical Areas.

                                                                 Exhibit 99.02

                                   SCHEDULE F

                        Hyperion Telecommunications, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                              6/30/99

                                    Unaudited

                                                                Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                             $        19,586.2
Total Capital Expenditures                                $        14,785.9
Total EBITDA                                              $         7,048.5

 Gross Property, Plant & Equipment                        $       208,048.4

STATISTICAL DATA(b):
As of June 30, 1999:
Markets in Operation                                                      7
Route Miles                                                           3,270
Fiber Miles                                                         149,222
Buildings connected                                                     918
LEC-COs collocated                                                       59
Voice Grade Equivalent Circuits                                     825,888
Access Lines Sold                                                    76,628
Access Lines Installed                                               65,701

(a) Financial Data represents 100% of the operations of all entities except Hyperion of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b)  Statistical Data represents 100% of operating data for all entities.

                                                                 Exhibit 99.03
                                  PRESS RELEASE
                                                       Contact Information

                                                       Ed Babcock
                                                       Hyperion Communications
                                                       814-274-9830

FOR IMMEDIATE RELEASE:



 HYPERION TELECOMMUNICATIONS, INC ANNOUNCES SECOND QUARTER RESULTS OF OPERATIONS


                        Coudersport, PA - August 10, 1999

John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Hyperion Telecommunications, Inc. ("Hyperion" or "the Company") (NASDAQ NNM: HYPT) reported results of operations for Hyperion and its Operating Companies (defined in footnote) for the second quarter which ended on June 30, 1999. Second quarter results saw record levels of consolidated operating revenues of $34.2 million, record access line installations of 46,638 and positive EBITDA in the Company's Core Markets ("defined in Table 2") of $7.7 million. Net loss applicable to common shareholders for the second quarter totaled $38.9 million, or $0.70 per share, compared with $28.6 million, or $0.59 per share, for the same period in the prior year. The Company now offers communications services in 40 markets in the eastern half of the United States operating under the tradename "Adelphia Business Solutions." Summarized financial results are included in Tables 1, 2 and 3 below.

"We are pleased by the continued progress we are making in all facets of our business plan," commented James Rigas, CEO of Hyperion. "EBITDA margins in our Core Markets continue to increase, with our current EBITDA losses due to the new market expansion efforts. Because we are very confident in our ability to develop and grow these New Markets, and given our proven financial success in our existing core markets, we are more optimistic than ever in the Company's expanded business plan. Each quarters' improved financial performance in our Core Markets further solidifies our commitment to the competitive telephony business. Furthermore, with the expanding data market, coupled with our extensive network presence, we believe the market opportunity is greater than it has ever been. Finally, with our partnership roll-up efforts largely behind us, the benefits of ownership will accrue to all Hyperion stockholders."

Access lines installed increased by 46,638, resulting in an installed access line base of 191,285 as of June 30, 1999, 65% of which are serviced on the Company's switches. Access lines sold as of June 30, 1999 totaled 212,191, an increase of 44,850 in the quarter.

During the June 1999 quarter, the Company and its Operating Companies invested $102.3 million in capital expenditures, of which Hyperion's consolidated total was $92.1 million. As of June 30, 1999, total gross property, plant and equipment of the Company and its consolidated subsidiaries was approximately $715.9 million.

As of June 30, 1999, the Operating Companies had approximately 6,317 local route miles and 288,209 local fiber miles. The Company had customers located in approximately 11,871 buildings of which 1,937 buildings were connected with Company owned fiber and was collocated in 148 local exchange carriers LSOs. To date, 22 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service with nine additional regional super switches planned for operation during 1999 and early 2000.

Hyperion is a majority owned subsidiary of Adelphia Communications Corporation that provides integrated communications services to business customers through its state-of-the-art fiber optic communications network. As a result of its consolidation efforts, the Company now owns 100% of the interests in 36 of 40 markets in which it currently offers communications services, with the remaining 4 markets operating as 50% owned joint ventures with a local partner. By the year 2001, Hyperion expects to serve most cities in the eastern half of the United States through the interconnection of approximately 75 markets, creating a single fiber optic backbone network. This fully redundant, 16,000-mile local and long-haul fiber optic network will support Hyperion's full line of communication service offerings, including local and long distance voice services, messaging, high-speed data and internet services. For more information on Hyperion, or to review an electronic version of this press release visit the company's web site at http://www.hyperion.net.



                  Footnote: Hyperion's Operating Companies represent partnerships or limited liability companies with local partners, and wholly or majority owned subsidiaries of the Company (collectively, the "Operating Companies").


Hyperion Telecommunications, Inc.
Table 1 - Unaudited Proforma Consolidated and
Joint Venture Operating Results
                                                             Quarter ended June 30, 1999
                                                    ----------------------------------------------
                                                     Consolidated   Joint Venture      Total
(dollars in thousands)                                Operating       Operating      Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     34,215   $       9,742   $     43,957

Direct Operating Expenses                                   11,671           3,565         15,236
                                                    ----------------------------------------------

Gross Margin                                                22,544           6,177         28,721
Gross Margin Percentage                                       65.9%           63.4%          65.3%

Sales General and Administrative Expenses                   32,637           5,875         38,512
                                                    ----------------------------------------------

EBITDA (a)                                                 (10,093)            302         (9,791)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                -29.5%            3.1%         -22.3%

                                                            Quarter ended March 31, 1999
                                                    ----------------------------------------------
                                                      Pro-forma
                                                     Consolidated   Joint Venture      Total
(dollars in thousands)                                Operating       Operating      Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     26,539   $       7,804   $     34,343

Direct Operating Expenses                                   10,197           3,314         13,511
                                                    ----------------------------------------------

Gross Margin                                                16,342           4,490         20,832
Gross Margin Percentage                                       61.6%           57.5%          60.7%

Sales General and Administrative Expenses                   22,925           5,264         28,189
                                                    ----------------------------------------------

EBITDA (a)                                                  (6,583)           (774)        (7,357)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                -24.8%           -9.9%         -21.4%

                                                             Quarter ended June 30, 1998
                                                    ----------------------------------------------
                                                      Pro-forma
                                                     Consolidated   Joint Venture      Total
(dollars in thousands)                                Operating       Operating      Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     11,212   $       1,479   $     12,691

Direct Operating Expenses                                    6,132           1,081          7,213
                                                    ----------------------------------------------

Gross Margin                                                 5,080             398          5,478
Gross Margin Percentage                                       45.3%           26.9%          43.2%

Sales General and Administrative Expenses                    9,658           2,520         12,178
                                                    ----------------------------------------------
EBITDA (a)                                                  (4,578)         (2,122)        (6,700)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                -40.8%         -143.5%         -52.8%

                                                       June 1999 Quarter vs. March 1999 Quarter
                                                    ----------------------------------------------
                                                      Pro-forma
Percent Change Comparison                            Consolidated   Joint Venture      Total
                                                      Operating       Operating      Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                                     28.9%           24.8%          28.0%

Direct Operating Expenses                                    14.5%            7.6%          12.8%
                                                    ----------------------------------------------

Gross Margin                                                 38.0%           37.6%          37.9%

Sales General and Administrative                             42.4%           11.6%          36.6%
                                                    ----------------------------------------------

EBITDA (a)                                                   53.3%            NM            33.1%


                                                        June 1999 Quarter vs. June 1998 Quarter
                                                    ----------------------------------------------
                                                      Pro-forma
Percent Change Comparison                            Consolidated   Joint Venture      Total
                                                      Operating       Operating      Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                                    205.2%          558.7%         246.4%

Direct Operating Expenses                                    90.3%          229.8%         111.2%
                                                    ----------------------------------------------

Gross Margin                                                343.8%         1452.0%         424.3%

Sales General and Administrative                            237.9%          133.1%         216.2%
                                                    ----------------------------------------------

EBITDA (a)                                                  120.5%            NM            46.1%


Table 1 summarizes operating results for (i) Hyperion and its consolidated subsidiaries and (II) its non-consolidated joint ventures. All prior period's operating results have been presented on a pro-forma basis, adjusted for the consolidation of the Richmond, Jacksonville and Wichita markets as if Hyperion's purchase of its partners' interests in these markets had occurred at the beginning of each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Hyperion believes that EBITDA is a meaningful measure of performance.


Hyperion Telecommunications, Inc.
Table 2 - Unaudited Core Market and                          Quarter ended June 30, 1999
                                                    ----------------------------------------------
New Network Operating Results                            Core            New           Total
(dollars in thousands)                                 Markets         Markets       Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     43,317      $      640   $     43,957

Direct Operating Expenses before Allocated
Corporate Overhead Charges                                  11,987             907         12,894
                                                    ----------------------------------------------

Gross Margin before Corporate Overhead                      31,330            (267)        31,063
Gross Margin Percentage                                       72.3%          -41.7%          70.7%

Sales General and Administrative Expenses                   17,002          11,223         28,225

Allocated Corporate Overhead Expense                         6,615           6,014         12,629
                                                    ----------------------------------------------

EBITDA (a)                                                   7,713         (17,504)        (9,791)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                 17.8%        -2735.0%         -22.3%

                                                            Quarter ended March 31, 1999
                                                    ----------------------------------------------
                                                         Core            New           Total
                                                       Markets         Markets       Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     34,093      $      250   $     34,343

Direct Operating Expenses before Allocated
Corporate Overhead Charges                                  11,146             519         11,665
                                                    ----------------------------------------------

Gross Margin before Corporate Overhead                      22,947            (269)        22,678
Gross Margin Percentage                                       67.3%         -107.6%          66.0%

Sales General and Administrative Expenses                   14,364           5,881         20,245

Allocated Corporate Overhead Expense                         5,983           3,807          9,790
                                                    ----------------------------------------------

EBITDA (a)                                                   2,600          (9,957)        (7,357)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                  7.6%        -3982.8%         -21.4%

                                                             Quarter ended June 30, 1998
                                                    ----------------------------------------------
                                                         Core            New           Total
                                                       Markets         Markets       Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                              $     12,661      $       30   $     12,691

Direct Operating Expenses before Allocated
Corporate Overhead Charges                                   5,844              60          5,904
                                                    ----------------------------------------------

Gross Margin before Corporate Overhead                       6,817             (30)         6,787
Gross Margin Percentage                                       53.8%         -100.0%          53.5%

Sales General and Administrative Expenses                    7,365               7          7,372

Allocated Corporate Overhead Expense                         6,115               -          6,115
                                                    ----------------------------------------------
EBITDA (a)                                                  (6,663)            (37)        (6,700)
                                                    ----------------------------------------------
EBITDA Percentage of Revenues                                -52.6%         -123.3%         -52.8%


                                                        June 1999 Quarter vs. March 1999 Quarter
                                                    ----------------------------------------------
                                                         Core            New           Total
Percent Change Comparison                              Markets         Markets       Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                                      27.1%          156.0%          28.0%

Direct Operating Expenses                                      7.5%           74.8%          10.5%
                                                    ----------------------------------------------

Gross Margin                                                  36.5%           -0.7%          37.0%

Sales General and Administrative Expenses                     18.4%           90.8%          39.4%

Allocated Corporate Overhead                                  10.6%           58.0%          29.0%
                                                    ----------------------------------------------

EBITDA (a)                                                   196.7%          NM              33.1%


                                                        June 1999 Quarter vs. June 1998 Quarter
                                                    ----------------------------------------------
                                                         Core            New           Total
Percent Change Comparison                              Markets         Markets       Operating
                                                       Results         Results        Results
                                                    ----------------------------------------------
Revenues                                                     242.1%          NM             246.4%

Direct Operating Expenses                                    105.1%          NM             118.4%
                                                    ----------------------------------------------

Gross Margin                                                 359.6%          NM             357.7%

Sales General and Administrative Expenses                    130.8%          NM             282.9%

Allocated Corporate Overhead                                   8.2%          NM             106.5%
                                                    ----------------------------------------------

EBITDA (a)                                                     NM            NM              46.1%



Table 2 summarizes operating results for (i) Hyperion's 22 Core Markets which were in operation when Hyperion completed its initial public offering in May 1998 and (ii) Hyperion's New Markets as a result of its geographic expansion in the eastern half of the United States. Corporate overhead has been allocated on the basis of the nunber of markets in service or under development for each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Hyperion believes that EBITDA is a meaningful measure of performance.


                                     TABLE 3
               HYPERION TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                               -------------------------------------------------------------
                                                                     1998             1999           1998           1999
                                                               ---------------   --------------  ------------  -------------

Revenues                                                       $        7,635    $      34,215   $     12,455  $     55,653
                                                               ---------------   --------------  ------------- -------------

Operating expenses:
  Network operations                                                    4,989           11,671          7,530        20,175
  Selling, general and administrative                                   8,432           32,637         13,647        53,646
  Depreciation and amortization                                         6,120           13,586         10,570        27,121
                                                               ---------------   --------------  ------------- -------------
          Total                                                        19,541           57,894         31,747       100,942
                                                               ---------------   --------------  ------------- -------------

Operating loss                                                        (11,906)         (23,679)       (19,292)      (45,289)

Other income (expense):
  Interest income                                                       4,235           14,780          9,337        16,778
  Interest income-affiliate                                             1,824            2,779          2,075         5,607
  Interest expense                                                    (13,704)         (21,805)       (27,104)      (37,338)
Other income                                                            1,000              ---          1,000           ---
                                                               ---------------   --------------  ------------- -------------
Loss before income taxes and
    equity in net loss of joint ventures                              (18,551)         (27,925)       (33,984)      (60,242)

Income tax expense                                                        ---               (4)           ---            (4)
                                                               ---------------   --------------  ------------- -------------

Loss before equity in net loss
  of joint ventures                                                   (18,551)         (27,929)       (33,984)      (60,246)

Equity in net loss of joint ventures                                   (3,190)          (3,291)        (6,873)       (7,094)
                                                               ---------------   --------------  ------------- -------------

Net loss                                                              (21,741)         (31,220)       (40,857)      (67,340)

Dividend requirements applicable to preferred stock                    (6,807)          (7,720)       (13,422)      (15,199)
                                                               ---------------   --------------  ------------- -------------

Net loss applicable to common stockholders                     $      (28,548)   $     (38,940)  $    (54,279) $    (82,539)
                                                               ===============   ==============  ============= =============

Basic and diluted net loss per weighted average
  share of common stock                                        $        (0.59)   $       (0.70)  $      (1.30) $      (1.49)
                                                               ===============   ==============  ============= =============

Weighted average shares of
  common stock outstanding                                             48,110           55,497         41,720        55,497
                                                               ===============   ==============  ============= =============

Table 3 represents the Condensed Consolidated Statements of Operations to be filed with Hyperion's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

