Form 10-Q
period 1999-09-30
ADELPHIA BUSINESS SOLUTIONS INC
filed 1999-11-12
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities
-------
         Exchange Act of 1934

                For the quarterly period ended September 30, 1999

____ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from ______________ to
     _____________

                        Commission File Number: 000-21605


                        ADELPHIA BUSINESS SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)



      Delaware                                       25-1669404
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      One North Main Street
      Coudersport, PA                                16915-1141
     (Address of principal                          (Zip code)
      executive offices)

                                  814-274-9830
               (Registrant's telephone number including area code)

                        Hyperion Telecommunications, Inc.
                   (Former name, if changed since last report)

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

         At November 9, 1999, 23,965,385 shares of Class A Common Stock, par value $0.01 per share, and 31,538,977 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.



               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1998 and September 30, 1999.................3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
         September 30, 1998 and 1999....................................................................4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1998 and 1999....................................................................5

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................26

Item 2.  Changes in Securities and Use of Proceeds......................................................26

Item 3.   Defaults Upon Senior Securities...............................................................26

Item 4.   Submission of Matters to a Vote of Security Holders...........................................26

Item 5.   Other Information.............................................................................26

Item 6.  Exhibits and Reports on Form 8-K...............................................................27

SIGNATURES..............................................................................................28

INDEX TO EXHIBITS.......................................................................................29



Item 1.  Financial Statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                    December 31,   September 30,
                                                                                       1998              1999
                                                                                 ---------------- -----------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                   $       242,570  $        125,988
     Accounts receivable and other current assets                                         15,583            63,695
     Due from parent - net                                                                 4,950               ---
     Due from affiliates - net                                                             1,078             4,905
                                                                                 ---------------- -----------------
          Total current assets                                                           264,181           194,588

U.S. government securities - pledged                                                      58,054            29,451
Investments                                                                              112,328            47,409
Property, plant and equipment - net                                                      374,702           740,870
Other assets - net                                                                        27,077            66,567
                                                                                 ---------------- -----------------
          Total                                                                  $       836,342  $      1,078,885
                                                                                 ================ =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:

     Accounts payable                                                             $       20,386  $        17,009
     Due to parent - net                                                                     ---            8,388
     Accrued interest and other current liabilities                                       19,142           24,483
                                                                                  --------------- ----------------
          Total current liabilities                                                       39,528           49,880

13% Senior Discount Notes due 2003                                                       220,784          245,052
12 1/4% Senior Secured Notes due 2004                                                    250,000          250,000
12% Senior Subordinated Notes due 2007                                                       ---          300,000
Other debt                                                                                23,325           44,056
                                                                                  --------------- ----------------
          Total liabilities                                                              533,637          888,988
                                                                                  --------------- ----------------
12 7/8% Senior exchangeable redeemable preferred stock                                   228,674          252,261
                                                                                  --------------- ----------------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity (deficiency):
  Class A common stock, $0.01 par value, 300,000,000
     shares authorized, 22,376,071 and  23,912,785 shares
     outstanding, respectively                                                               224              239
  Class B common stock, $0.01 par value, 150,000,000
     shares authorized, 32,314,761 and 31,181,077 shares
     outstanding, respectively                                                               323              312
  Additional paid in capital                                                             286,782          269,608
  Class B common stock warrants                                                            4,483            4,467
  Unearned stock compensation                                                                ---           (6,126)
  Accumulated deficit                                                                   (217,781)        (330,864)
                                                                                  --------------- ----------------
          Total common stock and other stockholders' equity (deficiency)                  74,031          (62,364)
                                                                                  --------------- ----------------
          Total                                                                   $      836,342  $     1,078,885
                                                                                  =============== ================

            See notes to condensed consolidated financial statements.



               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                               --------------------------------  ---------------------------
                                                                      1998            1999            1998          1999
                                                               ----------------  --------------  ------------- -------------

Revenues                                                       $        12,098   $      43,347   $     24,553  $       99,000
                                                               ----------------  --------------  ------------- ---------------

Operating expenses:
  Network operations                                                     7,056          15,862         14,586          36,037
  Selling, general and administrative                                   10,391          39,972         24,038          93,618
  Depreciation and amortization                                          9,843          18,168         20,413          45,289
                                                               ----------------  --------------  ------------- ---------------
          Total                                                         27,290          74,002         59,037         174,944
                                                               ----------------  --------------  ------------- ---------------

Operating loss                                                         (15,192)        (30,655)       (34,484)        (75,944)

Other income (expense):
  Interest income                                                        4,169           2,867         13,506          19,645
  Interest income-affiliate                                              2,995           1,336          5,070           6,943
  Interest expense                                                     (12,535)        (19,045)       (39,639)        (56,383)
  Other income                                                             113             ---          1,113             ---
                                                               ----------------  --------------  ------------- ---------------
Loss before income taxes and
    equity in net loss of joint ventures                               (20,450)        (45,497)       (54,434)       (105,739)

Income tax expense                                                         ---             ---            ---              (4)
                                                               ----------------  --------------  ------------- ---------------

Loss before equity in net loss
  of joint ventures                                                    (20,450)        (45,497)       (54,434)       (105,743)

Equity in net loss of joint ventures                                    (2,614)           (246)        (9,487)         (7,340)
                                                               ----------------  --------------  ------------- ---------------

Loss before extraordinary gain                                         (23,064)        (45,743)       (63,921)       (113,083)

Extraordinary gain on repurchase of debt                                   237             ---            237             ---
                                                               ----------------  --------------  ------------- ---------------

Net loss                                                               (22,827)        (45,743)       (63,684)       (113,083)

Dividend requirements applicable to preferred stock                     (7,026)         (7,969)       (20,448)        (23,168)

                                                               ----------------  --------------  ------------- ---------------

Net loss applicable to common stockholders                     $       (29,853)  $     (53,712)  $    (84,132) $     (136,251)
                                                               ================  ==============  ============= ===============

Basic and diluted net loss per weighted average
  share of common stock                                        $         (0.54)  $       (0.97)  $      (1.82) $        (2.46)
                                                               ================  ==============  ============= ===============


Weighted average shares of
  common stock outstanding                                              55,497          55,497         46,293          55,497
                                                               ================  ==============  ============= ===============

            See notes to condensed consolidated financial statements.






               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)



                                                                                                Nine Months
                                                                                            Ended September 30,
                                                                                      --------------------------------
                                                                                           1998              1999
                                                                                      --------------   ---------------
Cash flows from operating activities:
  Net loss                                                                            $     (63,684)   $     (113,083)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                         17,872            41,063
        Amortization                                                                          2,541             4,226
        Noncash interest expense                                                             25,555            24,268
        Equity in net loss of joint ventures                                                  9,487             7,340
        Non-cash stock compensation                                                             761               274
        Extraordinary gain on repurchase of debt                                               (237)              ---
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                  (10,943)          (46,244)
        Accounts payable                                                                     13,005            (5,445)
        Accrued interest and other liabilities                                               (5,937)            7,959
                                                                                      --------------  ----------------
Net cash used in operating activities                                                       (11,580)          (79,642)
                                                                                      --------------  ----------------

Cash flows from investing activities:
  Expenditures for property, plant and equipment                                           (145,490)         (232,418)
  Investments in joint ventures                                                             (32,150)          (27,421)
  Net cash used for acquisitions                                                            (58,330)         (129,118)
  Sale of U.S. government securities - pledged                                               30,965            30,626
  Repayment of senior secured note                                                              ---            20,000
                                                                                      --------------  ----------------
Net cash used in investing activities                                                      (205,005)         (338,331)
                                                                                      --------------  ----------------

Cash flows from financing activities:
  Repayments of debt                                                                        (21,389)           (2,465)
  Advances (to) from related parties                                                       (211,697)            9,607
  Proceeds from debt                                                                            ---           300,000
  Costs associated with financing                                                              (379)           (5,751)
  Proceeds from issuance of Class A Common Stock                                            255,462               ---
  Costs associated with issuance of Class A Common Stock                                    (14,688)              ---
  Repayment of loans to stockholders                                                          3,000               ---
                                                                                      --------------   ---------------
Net cash provided by financing activities                                                    10,309           301,391
                                                                                      --------------   ---------------

Decrease in cash and cash equivalents                                                      (206,276)         (116,582)

Cash and cash equivalents, beginning of period                                              332,863           242,570
                                                                                      --------------  ----------------
Cash and cash equivalents, end of period                                              $     126,587    $      125,988
                                                                                      ==============   ===============

            See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)





         Adelphia Business Solutions, Inc. is a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia"). The accompanying unaudited condensed consolidated financial statements of Adelphia Business Solutions, Inc. and its majority owned subsidiaries ("Adelphia Business Solutions" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. On
October 25, 1999, the shareholders of the Company elected to change the name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc.

         On March 30, 1999, Adelphia Business Solutions elected to change its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 1998 and its Transition Report on Form 10-K for the nine months ended December 31, 1998.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at September 30, 1999, and the unaudited results of operations for the three and nine months ended September 30, 1998 and 1999, have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

1.    Significant Events Subsequent to December 31, 1998:

         On March 2, 1999, Adelphia Business Solutions issued $300,000 of 12% Senior Subordinated Notes due 2007 ("Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100,000 of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

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

         During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36,518 for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

         During August 1999, the Company granted under the 1996 Long-Term Incentive Compensation Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas, and James P. Rigas (i) stock options covering 100,000 shares of Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued services as an employee or director) and which shall be exercisable at $16.00 per share and (ii) stock awards covering 100,000 shares of Class A common stock, which stock awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued services as an employee or director).

         On August 31, 1999, the Company entered into a binding agreement with Digital Teleport, Inc. ("DTI") for the purchase of dark fiber IRUs covering over 4,000 route miles of long-haul and local fiber in the central portion of the United States. Although no payments have been made as of September 30, 1999, the cost of the IRUs is estimated to be between $27,000 and $42,000 depending upon the exercise by the Company of a number of options for additional routes and/or fiber strands.

         On September 21, 1999, the Company announced its decision to extend its fiber optic network into the western half of the United States. Management believes this national expansion will enable the Company to offer its services in approximately 200 markets throughout the country.

         On October 13, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $1,500,000 in debt securities, preferred and common stock, depository shares, and other equity securities. This registration became effective on October 22,1999. Proceeds of any sales under this registration statement are expected to be used for general corporate purposes, including capital spending, acquisitions, debt repayment, investments and other purposes, and to facilitate the national expansion.

         On October 25, 1999, shareholders of the Company elected to change the legal name of the Company from Hyperion Telecommunications, Inc. to Adelphia

Business Solutions, Inc. With this decision, management believes the strengths of Adelphia and the Company are further aligned to develop a single brand in the communications marketplace.

         During the nine months ended September 30, 1999, the Company made demand advances to Adelphia which, as of September 30, 1999, had been repaid. The Company received interest on the advances at a rate of 5.15%.

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


The Company's non-consolidated investments are as follows:
                                                                            Ownership      December 31,      September 30,
                                                                            Percentage         1998              1999
                                                                         ---------------  ----------------  ----------------
  MediaOne Fiber Technologies (Jacksonville)                                100.0%  (1)   $         8,150   $           ---
  Multimedia Hyperion Telecommunications (Wichita)                          100.0   (1)             5,863               ---
  MediaOne of Virginia (Richmond)                                           100.0   (1)             7,284               ---
  Entergy Hyperion Telecommunications of Louisiana                          100.0   (2)             6,714               ---
  Entergy Hyperion Telecommunications of Mississippi                        100.0   (2)             7,130               ---
  Entergy Hyperion Telecommunications of Arkansas                           100.0   (2)             7,586               ---
  PECO-Hyperion (Philadelphia)                                               50.0                  33,936            42,135
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                      50.0                   7,227            10,351
  Hyperion of York                                                           50.0                   5,721             7,121
  Allegheny Hyperion Telecommunications                                      50.0                   3,043             4,718
  Baker Creek Communications                                                 49.9   (3)            44,637               ---
  Other                                                                       Various               1,323               ---
                                                                                          ----------------  ----------------
                                                                                                  138,614            64,325
  Cumulative equity in net losses                                                                 (26,286)          (16,916)
                                                                                          ----------------  ----------------
  Total                                                                                   $       112,328   $        47,409
                                                                                          ================  ================

(1) As discussed in Note 1, the Company has consummated agreements which increased its ownership to 100% in these networks during March 1999.
(2) As discussed in Note 1, the Company has consummated an agreement which increased its ownership to 100% in these networks during June 1999.
(3) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for Local Multipoint Distribution Service. The Company, through Baker Creek Communications, was the successful bidder for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of 83 million people in the eastern half of the United States. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998. On September 30, 1999, the FCC granted the Company's request to transfer, and the Company transferred the licenses from Baker Creek Communications to a wholly owned subsidiary of the Company. The licenses are included in Other assets - net on the condensed consolidated balance sheet at September 30, 1999.

                     Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting, excluding Jacksonville, Richmond, Wichita, the Entergy partnerships and Baker Creek Communications, follows:


                                      December 31,             September 30,
                                         1998                       1999
                                    ---------------          ----------------

Current assets                         $    4,656              $     17,800
Property, plant and equipment - net        93,929                   111,829
Other non-current assets                      650                        53
Current liabilities                         5,258                     5,182
Non current liabilities                    32,127                    34,833

                                         Nine Months Ended September 30,
                                         1998                       1999
                                    ---------------          ----------------

Revenues                               $    4,405              $      23,852
Net loss                                  (10,732)                    (6,472)

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

5.  Supplemental Financial Information:

        For the nine months ended September 30, 1998 and 1999, the Company paid interest of $30,965 and $36,525, respectively.

        Accumulated depreciation of property, plant and equipment amounted to $38,089 and $79,151 at December 31, 1998 and September 30, 1999, respectively.
               -------------------------------------------------

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

Overview

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information or statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking, such as information relating to future growth, expansion of operations or the effect of future regulation or competition. These "forward-looking statements" include statements regarding the intent, belief and current expectations of Adelphia Business Solutions and its directors and officers, and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Any such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming technological developments, the costs and other effects of rapid growth, year 2000 issues and changes in the competitive environment in which the Company operates. Readers of this Form 10-Q are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results my differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended September 30, 1998 and 1999. Additional information of factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus under Registration Statement 333-88927, under the caption "Risk Factors."

         The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction (the "Original Markets") in operation or under construction as of May 8, 1998, the date of the Company's initial public offering, which are wholly and majority owned subsidiaries or are joint venture partnerships and corporations managed by the Company and in which the Company holds less than a majority equity interest with one or more other partners, and
(ii) the additional networks operational or under development subsequent to May 8, 1998 (the "New Markets").

         Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 50 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehesive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at discount when compared to the price of the separate services.

         In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system nationwide. The Company's Original Markets are principally located in the eastern half of the United States; however, due to the Company's success in operating and expanding these markets the Company is pursuing an aggressive nationwide growth plan. The Company intends to serve 200 total markets nationwide by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes that this nationwide footprint will position it to address approximately 65% of the 60 million business access lines nationwide, which currently represent approximately $75 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with its own fiber optic facilities. The Company will also implement various technologies including Dense Wave Division Multiplexing to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the 30,000 route mile fiber optic backbone will connect each of the Company's local markets. This fully redundant network system will support the Company's full line of communication service offerings.

         The Company has experienced success in the sale of business access lines with approximately 272,635 access lines sold as of September 30, 1999, of which approximately 250,805 lines were installed at such date. This represents an addition of 60,444 access lines sold and 59,520 access lines installed during the quarter ended September 30, 1999. As of September 30, 1999, approximately 57% of these access lines are provisioned on Company owned switches.

Recent Developments

         On March 2, 1999, Adelphia Business Solutions issued $300,000 of 12% Senior Subordinated Notes due 2007 ("Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100,000 of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

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

         During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36,518 for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

         During August 1999, the Company granted under the 1996 Long-Term Incentive Compensation Plan to each of John J. Rigas, Michael J. Rigas, Timothy
J. Rigas, and James P. Rigas (i) stock options covering 100,000 shares of Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued services as an employee or director) and which shall be exercisable at $16.00 per share and (ii) stock awards covering 100,000 shares of Class A common stock, which stock awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued services as an employee or director).

         On August 31, 1999, the Company entered into a binding agreement with Digital Teleport, Inc. ("DTI") for the purchase of dark fiber IRUs covering over 4,000 route miles of long-haul and local fiber in the central portion of the United States. Although no payments have been made as of September 30, 1999, the cost of the IRUs is estimated to be between $27,000 and $42,000 depending upon the exercise by the Company of a number of options for additional routes and/or fiber strands.

         On September 21, 1999, the Company announced its decision to extend its fiber optic network into the western half of the United States. Management believes this expansion will enable the Company to offer its services in approximately 200 markets throughout the country, which represents approximately 65% of the addressable business telecommunications market in the United States.

         On October 13, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $1,500,000 in debt securities, preferred and common stock, depository shares, and other equity securities. This registration statement became effective on October 22,1999. Proceeds of any sales under this registration statement are expected to be used for general corporate purposes, including capital spending, acquisitions, debt repayment, investments and other purposes, and to facilitate the national expansion.

         On October 25, 1999, shareholders of the Company elected to change the legal name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc. With this decision, management believes the strengths of Adelphia and the Company are further aligned to develop a single brand in the communications marketplace.

         During the nine months ended September 30, 1999, the Company made demand advances to Adelphia which, as of September 30, 1999, had been repaid. The Company received interest on the advances at a rate of 5.15%.


Results of Operations

Three Months Ended September 30, 1999 in Comparison with Three Months Ended September 30, 1998

         Revenues increased 258% to $43,347 for the three months ended September 30, 1999, from $12,098 for the same quarter in the prior year. Growth in revenues of $31,249 resulted from an increase in revenues from majority and wholly-owned networks of approximately $30,951 as compared to the same period in the prior year due to the continued expansion of the Company's customer base, success in the roll out of switched services, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets. The increase was also partially due to increased management fees from the non-consolidated subsidiaries of $298 from the same period in the prior year.

         Network operations expense increased 125% to $15,862 for the three months ended September 30, 1999 from $7,056 for the same quarter in the prior year. The increase was attributable to higher costs associated with an increase in off-net resale costs, the expansion of operations at the Network Operating Control Center ("NOCC"), the increased number and size of the operations of the networks which resulted in increased employee related costs, equipment maintenance costs, costs related to planned expansion into new markets, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets.

         Selling, general and administrative expense increased 285% to $39,972 for the three months ended September 30, 1999 from $10,391 for the same quarter in the prior year. The increase was due primarily to increased expenses associated with the network expansion plan, an increase in the network sales force, an increase in corporate overhead costs to accommodate the growth in the number, size and operations of the networks as a result of the expansion, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets.

         Depreciation and amortization expense increased 85% to $18,168 during the three months ended September 30, 1999 from $9,843 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets.

         Interest income for the three months ended September 30, 1999 decreased 31% to $2,867 from $4,169 for the same quarter in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

         Interest income-affiliate for the three months ended September 30, 1999 decreased to $1,336 from $2,995 as a result of a decrease in the amount of demand advances made to Adelphia during the period.

         Interest expense increased 52% to $19,045 during the three months ended September 30, 1999 from $12,535 for the same period in the prior year. The increase was primarily attributable to higher interest expense associated with interest on the 12% senior subordinated notes.

         Equity in net loss of joint ventures decreased by 91% to $246 during the three months ended September 30, 1999 from $2,614 for the same quarter in the prior year. The net losses of the joint ventures for the three months ended September 30, 1998 and 1999 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks of the joint ventures. The decrease was due to the consolidation of several joint ventures resulting from the purchase of the partners' interests, and to the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to the Company decreased from eight at September 30, 1998 to four at September 30, 1999 due to the Company's increased ownership in several joint ventures as a result of the previously mentioned acquisitions. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,215 for the three months ended September 30, 1999, as compared with $3,701 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the three months ended September 30, 1998 and 1999, aggregated approximately $3,315 and $1,720, respectively.

         Preferred stock dividends increased by 13% to $7,969 for the three months ended September 30, 1999 from $7,026 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Nine Months Ended September 30, 1999 in Comparison with Nine Months Ended September 30, 1998

         Revenues increased 303% to $99,000 for the nine months ended September 30, 1999, from $24,553 for the same period in the prior year. Growth in revenues of $74,447 resulted from an increase in revenues from majority and wholly-owned networks of approximately $73,258 as compared to the same period in the prior year due to the continued expansion of the Company's customer base, success in the roll out of switched services and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets. The increase was also partially due to increased management fees from the non-consolidated subsidiaries of $1,189 from the same period in the prior year.

         Network operations expense increased 147% to $36,037 for the nine months ended September 30, 1999 from $14,586 for the same period in the prior year. The increase was attributable to the expansion of operations at the NOCC, the increased number and size of the operations of the networks which resulted in increased employee related costs, equipment maintenance costs and costs related to planned expansion into new markets, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets.

         Selling, general and administrative expense increased 290% to $93,618 for the nine months ended September 30, 1999 from $24,038 for the same period in the prior year. The increase was due primarily to higher costs associated with an increase in off-net resale costs, increased expenses associated with the network expansion plan, an increase in the network sales force, an increase in corporate overhead costs to accommodate the growth in the number, size and operations of the networks managed and monitored by the Company, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson and Little Rock markets.

         Depreciation and amortization expense increased 122% to $45,289 during the nine months ended September 30, 1999 from $20,413 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned networks, amortization of deferred financing costs and the consolidation of the Jacksonville, Richmond and Wichita, Baton Rouge, Jackson and Little Rock markets.

         Interest income for the nine months ended September 30, 1999 increased 46% to $19,645 from $13,506 for the same period in the prior year as a result of the payment of interest due to the Company from Telergy as discussed previously, offset by decreases in interest income resulting from lower amounts of cash and cash equivalents and U.S.
Government securities.

         Interest income-affiliate for the nine months ended September 30, 1999 increased to $6,943 from $5,070 as a result of demand advances made to Adelphia during the period.

         Interest expense increased 42% to $56,383 during the nine months ended September 30, 1999 from $39,639 for the same period in the prior year. The increase was primarily attributable to higher interest expense associated with the 12% senior subordinated notes.

         Equity in net loss of joint ventures decreased by 23% to $7,340 during the nine months ended September 30, 1999 from $9,487 for the same period in the prior year. The net losses of the joint ventures for the nine months ended September 30, 1999 and 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks. The decrease was due to the consolidation of several joint ventures resulting from the purchase of the partners' interests, and to the maturing of the remaining joint venture networks.

         The number of nonconsolidated joint ventures paying management fees to the Company decreased from eight at September 30, 1998 to four at September 30, 1999 due to the Company's increased ownership in several joint ventures as a result of the previously mentioned acquisitions. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3,824 for the nine months ended September 30, 1999, as compared with $2,636 for the same period in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the nine months ended September 30, 1998 and 1999, aggregated approximately $10,732 and $6,472, respectively.

         Preferred stock dividends increased by 13% to $23,168 for the nine months ended September 30, 1999 from $20,448 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.

Supplementary Network Financial Analysis

         The Company believes that historically, working with Local Partners to develop markets has enabled the Company to build larger networks in a rapid and more cost effective manner than it could have on its own. The Company currently has joint ventures covering four networks with Local Partners where the Company owns 50% of each joint venture. As a result of the Company's historic ownership position in these and other joint ventures, a substantial portion of the networks' historic results have been reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the networks. Because of the recently completed partner roll-ups, management of the Company believes this historical presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management of the Company analyzes financial information of the consolidated networks and the nonconsolidated joint venture networks on a combined basis. This combined financial presentation in the table below reflects Adelphia Business Solutions' consolidated financial position and results of operations adjusted for the inclusion of certain networks (Richmond, Jacksonville and Wichita) which were purchased in March 1999 (the "Adjusted Operating Results") combined with the non-consolidated joint ventures' results of operations. All combined results of operations in the table below are presented as if Adelphia Business Solutions consolidated all networks which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


                                             Quarter ended September 30, 1999         Quarter ended September 30, 1998
                                          ---------------------------------------  ---------------------------------------
                                                  (dollars in thousands)                   (dollars in thousands)
                                                                                                    Adjusted
                                          Consolidated          Joint   Combined       Adjusted        Joint
                                          Consolidated        Venture   Combined   Consolidated      Venture     Combined
                                             Operating      Operating  Operating      Operating    Operating    Operating
                                               Results        Results    Results        Results      Results      Results
                                          ---------------------------------------  ---------------------------------------
Revenues                                      $ 43,347      $   9,501   $ 52,848      $  16,672     $  3,211    $  19,883

Direct Operating Expenses                       15,862          2,526     18,388          8,410        1,902       10,312
                                          ---------------------------------------  ---------------------------------------

Gross Margin                                    27,485          6,975     34,460          8,262        1,309        9,571
Gross Margin Percentage                          63.4%          73.4%      65.2%          49.6%        40.8%        48.1%

Selling, General and Administrative             39,972          4,194     44,166         11,813        3,046       14,859
Expenses
                                          ---------------------------------------  ---------------------------------------
EBITDA (a)                                    (12,487)          2,781    (9,706)        (3,551)      (1,737)      (5,288)
                                          ---------------------------------------  ---------------------------------------
EBITDA Percentage of Revenues                  (28.8%)          29.3%    (18.4%)        (21.3%)      (54.1%)      (26.6%)

                                                      September 1999 Quarter vs.
                                                        September 1998 Quarter
                                          ---------------------------------------------------
% Change Comparison                           Consolidated     Joint Venture        Combined
                                                 Operating         Operating       Operating
                                                   Results           Results         Results
                                          ---------------------------------------------------
Revenues                                            160.0%            195.9%          165.8%

Direct Operating Expenses                            88.6%             32.8%           78.3%
                                          ---------------------------------------------------
Gross Margin                                        232.7%            432.8%          260.0%

Selling, General and Administrative                 238.4%             37.7%          197.2%
Expenses
                                          ---------------------------------------------------
EBITDA (a)                                           NM(b)             NM(b)           83.5%
                                          ---------------------------------------------------

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(b)   Not meaningful

Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $145,490 and $232,418 for the nine months ended September 30, 1998 and 1999, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $32,150 and $27,421 for the nine months ended September 30, 1998 and 1999, respectively. The increase in capital expenditures for the nine months ended September 30, 1999 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the original markets and the new markets as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in the development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

         Expansion of the Company's Original Markets and services and the development of New Markets and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the New Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of switches or remote switching modules in all of its Original Markets and plans to install regional super switches in certain New Markets when such New Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its new markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to continue to increase spending on marketing and sales significantly in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to continue to purchase its partners' interests in the joint ventures when it can do so on attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand and the U.S. government securities pledged as of September 30, 1999, a total of approximately $550,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from October 1, 1999 through the quarter ending December 31, 2000.

         There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variance from expected capital expenditure requirements for the Original Markets and the New Markets and development of the LMDS spectrum or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company on economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new networks not currently planned.

         The Company will need substantial additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and joint ventures levels, internally generated funds, equity invested by Local Partners in the joint ventures and additional debt or equity financings, as appropriate, and expects to fund any potential additional purchase of partnership interests of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.

         The Company currently expects that its existing cash balance, internally generated funds and future financing sources will be sufficient to fund the Company's capital expenditures, acquisitions, operating losses and pro rata investments in the joint ventures through December 2001. There can be no assurance, however, as to the availability of funds from internal cash flow, Local Partner investments or from the private or public equity or debt markets. Also, the indentures relating to the 13% Senior Discount Notes, the 12 1/4% Senior Secured Notes and the 12% Subordinated Notes and the Certificate of Designation for the 12 7/8% Senior Exchangeable Redeemable Preferred Stock provide certain restrictions upon the Company's ability to incur additional indebtedness. The Company's inability to fund its capital expenditures, acquisitions, operating losses or pro rata investment in the joint ventures could have a material effect upon the Company and/or the joint ventures.

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company has evaluated the impact of the year 2000 issue on its business applications and its products and services. This could present risks to the operation of the Company's business in several ways. The evaluation included a review of the Company's information technology systems, telephony equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company's evaluation also included evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

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

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company has implemented. The Company has certified all eight of its financial systems as year 2000 compliant.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks and has implemented substantially all modifications, upgrades or replacements resulting from this internal review.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $750. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $1,000. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company is continuing to communicate with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company's systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, including companies that the Company acquires, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

         In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the Incumbent Local Exchange Carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators are likely to provide ILECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in region in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, each request for such authority has been denied by the FCC, although the FCC is currently considering Bell Atlantic's petition for the State of New York. An approval could result in decreased market share for the major IXCs, which are among the Operating Companies' significant customers. Any of these results could have an adverse effect on the Company.

         There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. and MediaOne and the proposed mergers between SBC and Ameritech, Bell Atlantic and GTE, Qwest and US West, and MCIWorldCom and Sprint. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will pose a greater competitive threat to the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.

         The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, ILECs which are not subject to RBOC restrictions on long distance, AT&T, MCI WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

Regulation

Government Overview

         A significant portion of the services provided by the Company and its networks is subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial prospects. In addition, we may expend financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

Federal Legislation and Regulation

         The Telecommunications Act enacted on February 21, 1996 establishes local exchange competition as a national policy. This act removes state regulatory barriers to competition, and imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, carriers must provide to each other services for resale, number portability, dialing parity, access to rights of way, and compensation for traffic they exchange. ILECs must also provide competitors with network interconnection, access to unbundled network elements, and collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over rules relating to these requirements as well as universal service subsidies, charges for access to long distance carriers, access to buildings, customer privacy, and services for the disabled.

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

         The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed the majority of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs. The FCC will soon issue an order explaining which unbundled network elements ILECs must provide. In addition, because the Eighth Circuit had only ruled on the FCC's jurisdiction to set a pricing methodology, the ILECs have renewed their opposition to the actual methodology.

         Many new carriers have experienced difficulties in working with the ILECs, with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as the Company to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for RBOCs to cooperate with new carriers, allowing the RBOCs to offer long distance services originating in their region, if the RBOC satisfies statutory conditions designed to open their local markets to competition. The RBOCs in the Company's proposed markets are not yet permitted by the FCC to offer long distance services, although the FCC may soon grant Bell Atlantic's bid in New York. The Company cannot be assured that RBOCs will be accommodating to the Company's networks once they are permitted to offer long distance service. If the Company's networks are unable to obtain the cooperation of an RBOC in a region, whether or not such RBOC has been authorized to offer long distance service, the Company's networks' ability to offer local services in such region on a timely and cost effective basis would be adversely affected.

         The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to CLECs. The FCC also initiated a new proceeding to address line sharing which, if implemented, would allow CLECs to offer data services over the same line that a consumer uses for voice services without the CLEC having to provide the voice service. While the Company expects that the FCC's new collocation rules will be beneficial to the Company's networks, ILECs continue to resist the rules and it remains uncertain that these new rules will be implemented in a favorable manner.

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

         Any of the regulatory changes discussed above could require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the networks can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices, which are for the most part consistent with the FCC's related pricing provisions.

         The FCC also manages universal service subsidies for rural, high-cost, and low-income markets and currently assesses the Company's networks for such payments on the basis of certain revenue for the previous year. Within the past year, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries and for services provided to rural health care providers. The FCC also expanded the federal subsidies for local exchange telephone service provided to low-income consumers. Various states also implement their own universal service programs to which the Company is subject.

         To the extent that the Company's networks provide interexchange telecommunications service, access charges are required to be paid to ILECs when the facilities of those companies are used to originate or terminate interexchange calls. Also, as CLECs, the Company's networks provide access service to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. Some of the interexchange providers to whom the Company's networks provide access services, including AT&T and Sprint, have announced plans to resist paying access charges that exceed the access charges of the ILEC in any given geographic area. While the Company's networks have not experienced any such challenges to their rights to collect access charges, they could experience them in the future. The FCC has initiated a proceeding to investigate whether CLEC access charges should be subjected to more stringent regulation. The manner in which the FCC regulates or lowers access charge levels could have a material effect on the ability of the Company's networks to compete in providing interstate access services and terminating and originating long distance traffic.

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

         The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet, telephony, slamming, rights of way, building access, pole attachments, customer privacy, and services to the disabled. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.

State Regulation

         Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition, Company networks have been certificated or are otherwise authorized to provide telecommunications services in Alabama, Arkansas, Connecticut, Delaware, District of Columbia, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia. The certificates or other authorizations permit the Company's networks to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Company's networks may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, the Company network tariff lists a rate range or sets prices on an individual case basis. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, Y2K compliance, unbundling and universal service contributions all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, service requirements, and universal service issues.

         In addition to obtaining certification, a Company network must negotiate terms of interconnection with the ILEC before it can begin providing switched services. To date, the Company's networks have negotiated interconnection agreements with one or more of the ILECs, in each state in which they have been certificated.
Agreements are subject to State PUC approval.

         The Company is subject to requirements in some states to obtain prior approval for, or notify the commission of any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments, name changes and other transactions that may effect a change in the way that the Company does business. Although the Company believes such authorization could be obtained, there can be no assurance that the state commissions would grant the Company authority to complete any transactions.

Local Government Authorizations

         A Company network may be required to obtain from municipal authorities street opening and construction permits, or operating franchises, to install and expand its fiber optic networks in certain cities. In some cities, the Local Partners or subcontractors may already possess the requisite authorizations to construct or expand the Company's networks. A Company network or its Local Partners also may be required to obtain a license to attach facilities to utility poles in order to build and expand facilities. Because utilities that are owned by a cooperative or municipality are not subject to federal pole attachment regulation, there are no assurances that a Company network or its Local Partners will be able to obtain pole attachments from these utilities at reasonable rates, terms and conditions.

         In some of the areas where the Company's networks provide service, their Local Partners pay license or franchise fees based on a percent of fiber lease payment revenues. In addition, in areas where the Company does not use facilities constructed by a Local Partner, the Company's networks may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, some municipalities may seek to impose requirements or fees on users of transmission facilities, even though they do not own such facilities.

         In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Company network or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC.

         If any of the existing local partner agreements or fiber lease agreements held by a Local Partner or a Company network for a particular market were terminated prior to its expiration date, such termination could have a material adverse effect on the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed rate debt and redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 1999.


                                               Expected Maturity
                              ----------------------------------------------------
                                                                                                               Fair
                                1999      2000      2001       2002       2003     Thereafter     Total        Value
                              --------- --------- ---------- ---------- ---------- ----------- ------------ ------------
Fixed Rate Debt and
Redeemable Preferred Stock:        ---       ---        ---        ---   $303,840    $802,261   $1,106,101   $1,036,761

    Average Interest Rate       12.53%    12.53%     12.53%     12.53%     12.41%      12.35%          ---          ---















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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended September 30, 1999, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended September 30, 1999, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three and nine months ended September 30, 1999.

     The attached Exhibit 99.04 provides certain information with respect to a current proposed financing of the Company.

Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 3.01 Amended and Restated Certificate of Incorporation, as amended as of October 25, 1999

Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

Exhibit 99.01  "Schedule E - Form of Financial Information and
               Operating Data of the Subsidiaries and the Joint
               Ventures Presented by Cluster".

Exhibit 99.02  "Schedule F - Form of Financial Information and
               Operating Data of the Pledged Subsidiaries and the Joint Ventures".

Exhibit 99.03  Press Release dated November 10, 1999

Exhibit 99.04  Press Release dated November 10, 1999

(b) Reports on Form 8-K:

    Form 8-Ks were filed on September 27, 1999, October 26, 1999 and October 27, 1999 which reported information under Item 5 and/or Item 7 thereof. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADELPHIA BUSINESS SOLUTIONS, INC.
                                            (Registrant)



Date:   November 10, 1999             By:  /s/ Timothy J. Rigas
                                         ----------------------
                                         Timothy J. Rigas
                                         Vice Chairman, Chief Financial Officer
                                        (authorized officer), Chief Accounting
                                         Officer and Treasurer

                                  Exhibit Index

Exhibit 3.01 Amended and Restated Certificate of Incorporation, as amended as of October 25, 1999.

Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

Exhibit 99.01  "Schedule E - Form of Financial Information and
               Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

Exhibit 99.02  "Schedule F - Form of Financial Information and
               Operating Data of the Pledged Subsidiaries and the Joint
               Ventures".

Exhibit 99.03  Press Release dated November 10, 1999

Exhibit 99.04  Press Release dated November 10, 1999



                                                                 Exhibit 99.01
                                   SCHEDULE E

              Adelphia Business Solutions Telecommunications, Inc.

                Form of Financial Information and Operating Data
         Of the Subsidiaries and the Joint Ventures Presented by Cluster


Data presented for the quarter ended:               9/30/99


Unaudited                                                                                      ***
                                        North East     Mid-Atlantic       Mid-South       Other Markets        Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                        $      12,738.4 $        20,521.6 $       10,623.0 $         6,337.6 $      50,220.6
Total Capital Expenditures           $       9,343.6 $        53,483.4 $       16,135.3 $        31,350.1 $     110,312.4
Total EBITDA                         $       4,465.8 $         (269.2) $      (4,115.6) $       (1,774.8) $      (1,693.8)

Gross PP&E                           $     117,726.0 $       444,624.4 $      180,016.5 $       209,271.2 $     951,638.1

Proportional Revenue *               $      12,738.4 $        15,820.7 $       10,623.0 $         6,337.6 $      45,519.7
Proportional Capital Expenditures*   $       9,343.6 $        50,361.4 $       16,135.3 $        31,350.1 $     107,190.4
Proportional EBITDA *                $       4,465.8 $        (1,606.9)$       (4,115.6)$       (1,774.8) $      (3,031.5)

Proportional Gross PP&E *            $     117,726.0 $       378,806.2 $      180,016.5 $       209,271.2 $     885,819.9

STATISTICAL DATA
Increase for September 30, 1999:
 quarter:

Markets in Operation                               1                 4                2                 1               8
Route Miles                                      111                58              189               ---             358
Fiber Miles                                    5,324             2,803            4,704               ---          12,831
Buildings connected                               46                66               64                 5             181
Building with customers                          316             2,311              941             1,002           4,570
LEC-COs collocated **                            ---                 1              ---                 1               2
Voice Grade Equivalent Circuits               42,336           129,696           87,360            22,848         282,240


As of June 30, 1999:

Markets in Operation                               4                21                9                 6              40
Route Miles                                    3,220             4,350            3,618             4,102          15,290
Fiber Miles                                   94,374           155,174           69,184            59,368         378,100
Buildings connected                              353               763              377               444           1,937
Buildings with customers                       2,401             3,879            4,128             1,463          11,871
LEC-COs collocated **                             16                82               32                18             148
Voice Grade Equivalent Circuits              285,600           823,872          401,184           303,744       1,814,400

As of September 30, 1999:

Markets in Operation                               5                25               11                 7              48
Route Miles                                    3,331             4,408            3,807             4,102          15,648
Fiber Miles                                   99,698           157,977           73,888            59,368         390,931
Buildings connected                              399               829              441               449           2,118
Buildings with customers                       2,717             6,190            5,069             2,465          16,441
LEC-COs collocated **                             16                83               32                19             150
Voice Grade Equivalent Circuits              327,936           953,568          488,544           326,592       2,096,640
Access Lines Sold                             40,500           137,517           63,371            31,247         272,635
Access Lines Installed                        35,666           124,968           60,104            30,067         250,805

*  Represents portion attributable to the Company.

**  Local Exchange Carrier's central office

*** Other Market amounts includes Network Control Centers and Corporate Capital
       Expenditures and Gross Property, Plant and Equipment



                                                                  Exhibit 99.02

                                   SCHEDULE F

              Adelphia Business Solutions Telecommunications, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                                                             9/30/99

                                                Unaudited

                                                                                              Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                                                            $        20,610.1
Total Capital Expenditures                                                               $        18,181.8
Total EBITDA                                                                             $         5,702.7

Gross Property, Plant & Equipment                                                        $       226,230.1

STATISTICAL DATA(b):
As of September 30, 1999:
Markets in Operation                                                                                     7
Route Miles                                                                                          3,466
Fiber Miles                                                                                        158,626
Buildings connected                                                                                    981
LEC-COs collocated                                                                                      61
Voice Grade Equivalent Circuits                                                                    958,944
Access Lines Sold                                                                                   85,471
Access Lines Installed                                                                              78,746

(a)  Financial Data represents 100% of the operations of all entities except
     Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities.

                                                                  Exhibit 99.03
                                  PRESS RELEASE
                                                    Contact Information

                                                    Ed Babcock
                                                    Adelphia Business Solutions
                                                    814-274-9830

FOR IMMEDIATE RELEASE:


        ADELPHIA BUSINESS SOLUTIONS, INC ANNOUNCES THIRD QUARTER RESULTS
                                  OF OPERATIONS


                       Coudersport, PA - November 10, 1999

         John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Adelphia Business Solutions, Inc. (formerly Hyperion Telecommunications, Inc. ) ("the Company") (NASDAQ NNM: ABIZ) reported results of operations for the Company and its Operating Companies (defined in footnote) for the third quarter which ended on September 30, 1999. Third quarter results saw record levels of consolidated operating revenues of $43.3 million, and record access line installations of 59,520. Furthermore, the Company's Original Markets (defined in Table 2) achieved positive EBITDA of $9.9 million while overall Company and Operating Company EBITDA losses in the September 1999 quarter remained constant with the June 1999 quarter at negative $9.7 million. Net loss applicable to common shareholders for the third quarter totaled $53.7 million, or $0.97 per share, compared with $29.9 million, or $0.54 per share, for the same period in the prior year. The Company now offers communications services in 48 markets in the eastern half of the United States with plans to expand to a total of 200 markets throughout the United States by the end of 2001. Summarized financial results are included in Tables 1, 2 and 3 below.


         As represented in Table 1, on a sequential quarterly basis, pro-forma consolidated revenues increased 26.7% to $43.3 million in the September 1999 quarter, from $34.2 million in the June 1999 quarter. Gross margin as a percent of sales was 63.4% in the September 1999 quarter as compared with 65.9% of sales in the June 1999 quarter. EBITDA losses for the September 1999 quarter totaled $12.5 million versus a $10.1 million EBITDA loss in the June 1999 quarter. The lower gross margin percent and higher EBITDA losses were in line with the Company's expectations and are a direct result of its expansion efforts. Additionally, the Company's joint ventures, in the four markets in which the Company is a 50% partner continued to demonstrate improved financial results with EBITDA margins as a percent of sales of 29.3% versus 3.1% in the June 1999 quarter.

         Table 2 presents the Company's financial results of operations for the 22 Original Markets and the Company's current expansion into its New Markets (defined in Table 2). The Original Markets EBITDA increased by $2.2 million to $9.9 million, or 20.0% of revenues in the September 1999 quarter. Furthermore, gross margin as a percent of sales in the Original Markets maintained a strong 69.9% in the September 1999 quarter as the Company continued to provision most of its lines completely on its own network in its Original Markets. New Markets revenues increased to $3.3 million in the September quarter from $0.6 million in the June 1999 quarter as this represented the first full quarter of operations. New Market EBITDA losses increased to $19.6 million for the September 1999 quarter from a loss of $17.5 million in the June 1999 quarter as the markets continue to develop. Overall, EBITDA losses were constant at $9.7 million from the June 1999 quarter to September 1999 quarter.

         Access lines installed increased by 59,520, resulting in an installed access line base of 250,805 as of September 30, 1999, 57% of which are serviced on the Company's switches. Access lines sold as of September 30, 1999 totaled 272,635, an increase of 60,444 in the quarter.

         During the September 1999 quarter, the Company and its consolidated subsidiaries invested $100.6 million in capital expenditures. As of September 30, 1999, total gross property, plant and equipment of the Company and its consolidated subsidiaries was approximately $820.0 million.

         As of September 30, 1999, the Operating Companies had approximately 6,675 local route miles and 301,000 local fiber miles. The Company had customers located in approximately 16,441 buildings, of which 2,118 buildings were connected with Company owned fiber and was collocated in 150 local exchange carrier central offices. To date, 22 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service with nine additional regional switches planned for operation during 1999 and early 2000.


         Adelphia Business Solutions is a majority owned subsidiary of Adelphia Communications Corporation that provides integrated communications services to business customers through its state-of-the-art fiber optic communications network. As a result of its consolidation efforts, the Company now owns 100% of the interests in 44 of 48 markets in which it currently offers communications services, with the remaining 4 markets operating as 50% owned joint ventures with a local partner. By the end of 2001, the Company expects to serve 200 markets throughout the United States including substantially all major Tier I and Tier II cities, through the interconnection of these markets, creating a single fiber optic backbone network. This fully redundant, 30,000-mile long-haul fiber optic network will support the Company's full line of communication service offerings, including local and long distance voice services, messaging, high-speed data and internet services. For more information on Adelphia Business Solutions, or to review an electronic version of this press release visit the company's web site at http://www.adelphia-abs.net.



        Footnote: The Company's Operating Companies represent partnerships or limited liability companies with local partners, and wholly or majority owned subsidiaries of the Company (collectively, the "Operating Companies").

         Certain statements in this release are forward-looking statements that are subject to material risks and uncertainties. Actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company's business, which include among others, competitive developments, risks associated with the Company's growth, the development of the Company's markets, regulatory risks, dependence on its customers and their spending patterns and other risks which are discussed in the Company's filings with the Securities and Exchange Commission. Additional information of factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus under Registration Statement File No. 333-88927, under the caption "Risk Factors."


Adelphia Business Solutions, Inc.
Table 1 - Unaudited Proforma Consolidated and
Joint Venture Operating Results
                                 Quarter ended September 30, 1999   Quarter ended June 30, 1999     Quarter ended September 30, 1998
                                 ---------------------------------------------------------------------------------------------------

                                                 Joint                            Joint               Pro-forma     Joint
                                 Consolidated   Venture    Total   Consolidated  Venture    Total   Consolidated   Venture    Total
(dollars in thousands)             Operating   Operating Operating  Operating   Operating Operating   Operating  Operating Operating
                                    Results     Results   Results    Results     Results   Results     Results     Results   Results
                                 ---------------------------------------------------------------------------------------------------
Revenues                          $43,347  $ 9,501      $52,848      $34,215     $9,742     $43,957    $16,672    $3,211     $19,883

Direct Operating Expenses          15,862    2,526       18,388       11,671      3,565      15,236      8,410     1,902      10,312
                                 ---------------------------------------------------------------------------------------------------

Gross Margin                       27,485    6,975       34,460       22,544      6,177      28,721      8,262     1,309       9,571
Gross Margin Percentage              63.4%    73.4%        65.2%        65.9%      63.4%       65.3%      49.6%     40.8%      48.1%

Sales, General and Administrative  39,972     4,194      44,166       32,637      5,875      38,512     11,813     3,046      14,859
Expenses
                                  --------------------------------------------------------------------------------------------------

EBITDA (a)                        (12,487)    2,781      (9,706)     (10,093)       302     (9,791)     (3,551)   (1,737)    (5,288)
                                  --------------------------------------------------------------------------------------------------
EBITDA Percentage of Revenues       -28.8%     29.3%      -18.4%       -29.5%       3.1%     -22.3%      -21.3%    -54.1%     -26.6%

                                             September 1999 Quarter vs.          September 1999 Quarter vs.
                                                 June 1999 Quarter                 September 1998 Quarter
                                         ------------------------------------------------------------------------

                                                      Joint                 Pro-forma      Joint
Percent Change Comparison                Consolidated  Venture    Total    Consolidated   Venture      Total
                                          Operating   Operating Operating   Operating    Operating   Operating
                                           Results     Results   Results     Results      Results     Results
                                         ------------------------------------------------------------------------
Revenues                                        26.7%     -2.5%      20.2%       160.0%      195.9%       165.8%

Direct Operating Expenses                       35.9%    -29.1%      20.7%        88.6%       32.8%        78.3%
                                         ------------------------------------------------------------------------

Gross Margin                                    21.9%     12.9%      20.0%       232.7%      432.8%       260.0%

Sales, General and Administrative               22.5%    -28.6%      14.7%       238.4%       37.7%       197.2%
                                         ------------------------------------------------------------------------

EBITDA (a)                                      23.7%    NM          -0.9%       251.6%     NM             83.5%
                                         ------------------------------------------------------------------------

Table 1 summarizes operating results for (i) Adelphia Business Solutions and its consolidated subsidiaries and (ii) its non-consolidated joint ventures. All prior period's operating results have been presented on a pro-forma basis, adjusted for the consolidation of the Richmond, Jacksonville and Wichita markets as if Adelphia Business Solutions' purchase of its partners' interests in these markets had occurred at the beginning of each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.



Adelphia Business Solutions, Inc.
Table 2 - Unaudited Original Markets
New Markets Operating Results
(dollars in thousands)            Quarter ended September 30, 1999 Quarter Ended June 30, 1999(b)   Quarter ended September 30, 1998
                                  --------------------------------------------------------------------------------------------------
                                  Original    New      Total     Original      New       Total       Original      New      Total
                                  Markets   Markets  Operating   Markets     Markets   Operating     Markets     Markets  Operating
                                  Results   Results   Results    Results     Results    Results      Results     Results   Results
                                  --------------------------------------------------------------------------------------------------
Revenues                          $ 49,513  $ 3,335   $ 52,848   $ 43,317    $  640    $ 43,957    $ 19,632      $  251    $ 19,883

Direct Operating Expenses           14,924    3,464     18,388     13,205     2,031      15,236      10,053         259      10,312
                                  --------------------------------------------------------------------------------------------------

Gross Margin                        34,589     (129)    34,460     30,112    (1,391)     28,721       9,579          (8)      9,571
Gross Margin Percentage              69.9%     -3.9%      65.2%      69.5%   -217.3%       65.3%       48.8%       -3.2%       48.1%

Sales, General and Administrative   18,289   13,305     31,594     17,002    11,223      28,225      10,457         202      10,659
Expenses

Allocated Corporate Overhead Expense 6,421    6,152     12,573      5,397     4,890      10,287        4,200         --       4,200
                                  --------------------------------------------------------------------------------------------------

EBITDA (a)                           9,879  (19,586)    (9,707)     7,713   (17,504)     (9,791)      (5,078)      (210)     (5,288)
                                  --------------------------------------------------------------------------------------------------
EBITDA Percentage of Revenue          20.0%  -587.3%     -18.4%      17.8%  -2735.0%      -22.3%      -25.9%     -83.7%      -26.6%

                                             September 1999 Quarter vs.         September 1999 Quarter vs.
                                                 June 1999 Quarter                September 1998 Quarter
                                         -----------------------------------------------------------------------
                                           Original      New      Total      Original       New        Total
Percent Change Comparison                  Markets     Markets  Operating    Markets      Markets    Operating
                                           Results     Results   Results     Results      Results     Results
                                         -----------------------------------------------------------------------
Revenues                                        14.3%    421.1%      20.2%       152.2%     NM           165.8%

Direct Operating Expenses                       13.0%     70.6%      20.7%        48.5%     NM            78.3%
                                         -----------------------------------------------------------------------

Gross Margin                                    14.9%    -90.7%      20.0%       261.1%     NM           260.0%

Sales, General and Administrative                7.6%     18.6%      11.9%        74.9%     NM           196.4%
Expenses

Allocated Corporate Overhead                    19.0%     25.8%      22.2%        52.9%     NM           199.4%
                                         -----------------------------------------------------------------------

EBITDA (a)                                      28.1%    NM          -0.9%      NM          NM            83.6%
                                         -----------------------------------------------------------------------

Table 2 summarizes operating results for (i) Adelphia Business Solutions' 22 Original Markets which were in operation or under construction when Adelphia Business Solutions completed its initial public offering in May 1998 and (ii) the additional markets which were operational or under development subsequent to May 1998, as a result of Adelphia Business Solutions' geographic expansion in the eastern half of the United States, (the "New Markets"). Corporate overhead has been allocated on the basis of the number of markets in services or under development for each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(b) June 30, 1999 quarterly results include reclassification of Corporate network and switch operating control center costs totaling $2,361 which had been previously reported in allocated corporate overhead. The reclassification was made to provide a more comprehensive understanding of the direct operating expenses and the related gross margins of the operating centers.





               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
      TABLE 3 - CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                               --------------------------------  ---------------------------
                                                                      1998            1999            1998          1999
                                                               ----------------  --------------  ------------- -------------

Revenues                                                       $        12,098   $      43,347   $     24,553  $       99,000
                                                               ----------------  --------------  ------------- ---------------

Operating expenses:
  Network operations                                                     7,056          15,862         14,586          36,037
  Selling, general and administrative                                   10,391          39,972         24,038          93,618
  Depreciation and amortization                                          9,843          18,168         20,413          45,289
                                                               ----------------  --------------  ------------- ---------------
          Total                                                         27,290          74,002         59,037         174,944
                                                               ----------------  --------------  ------------- ---------------

Operating loss                                                        (15,192)        (30,655)       (34,484)        (75,944)

Other income (expense):
  Interest income                                                        4,169           2,867         13,506          19,645
  Interest income-affiliate                                              2,995           1,336          5,070           6,943
  Interest expense                                                     (12,535)        (19,045)       (39,639)        (56,383)
  Other income                                                             113             ---          1,113             ---
                                                               ----------------  --------------  ------------- ---------------
Loss before income taxes and
    equity in net loss of joint ventures                               (20,450)        (45,497)       (54,434)       (105,739)

Income tax expense                                                         ---             ---            ---             (4)
                                                               ----------------  --------------  ------------- ---------------

Loss before equity in net loss
  of joint ventures                                                    (20,450)        (45,497)       (54,434)       (105,743)

Equity in net loss of joint ventures                                    (2,614)           (246)        (9,487)         (7,340)
                                                               ----------------  --------------  ------------- ---------------

Loss before extraordinary gain                                         (23,064)        (45,743)       (63,921)       (113,083)

Extraordinary gain on repurchase of debt                                   237             ---            237             ---
                                                               ----------------  --------------  ------------- ---------------

Net loss                                                               (22,827)        (45,743)       (63,684)       (113,083)

Dividend requirements applicable to preferred stock                     (7,026)         (7,969)       (20,448)        (23,168)
                                                               ----------------  --------------  ------------- ---------------

Net loss applicable to common stockholders                     $       (29,853)  $     (53,712)  $    (84,132) $     (136,251)
                                                               ================  ==============  ============= ===============

Basic and diluted net loss per weighted average
  share of common stock                                        $        (0.54)   $      (0.97)   $     (1.82)  $       (2.46)
                                                               ================  ==============  ============= ===============

Weighted average shares of
  common stock outstanding                                              55,497          55,497         46,293          55,497
                                                               ================  ==============  ============= ===============

                                                               Exhibit 99.04
                                                     PRESS RELEASE
                                                     Contact Information

                                                     Timothy J. Rigas
                                                     Adelphia Business Solutions
                                                     814-274-9830

FOR IMMEDIATE RELEASE:

       ADELPHIA BUSINESS SOLUTIONS (ABIZ) ANNOUNCES PUBLIC STOCK OFFERING


Coudersport, PA, November 10, 1999 -- Adelphia Business Solutions, Inc. (NASDAQ-NNM: ABIZ) announced today that it is filing a supplement to its shelf registration statement with the Securities and Exchange Commission for a public offering of Class A Common Stock. The preliminary prospectus supplement contained in the filing provides for a public offering of approximately $300,000,000 in shares of Adelphia Business Solution's Class A Common prior to the exercise of any underwriters' over-allotment option. The offering will be made only by prospectus. Adelphia Business Solutions, which is a majority owned subsidiary of Adelphia Communications Corporation (NASDAQ-NNM:ADLAC), was formerly known as Hyperion Telecommunications, Inc.

In addition to the $300,000,000 in shares of Class A Common Stock to be sold by Adelphia Business Solutions to the public, Adelphia Communications Corporation is expected to enter into an agreement to purchase at the closing of the public offering approximately $150,000,000 in shares of Class B Common Stock of Adelphia Business Solutions at a price per share equal to the public offering price for the Class A Common Stock less the underwriting discount.

Adelphia Business Solutions intends to use the proceeds from these offerings for the funding of its national expansion, working capital requirements, operating losses and investments in its networks, and for other general corporate purposes. Adelphia Business Solutions provides integrated communication services to business customers over its state-of-the-art fiber optic network.

This press release shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the Class A Common Stock or Class B Common Stock in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State.