Form 10-K
period 1999-12-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2000-03-30
CIK 1017648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X     Annual Report under Section 13 or 15(d) of the Securities
--------  Exchange Act of 1934

                   For the fiscal year end December 31, 1999.

-------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period


                       Commission File Number: 000-21605

                       ADELPHIA BUSINESS SOLUTIONS, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                   25-1669404
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

    One North Main Street
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No____
                                         -------

Aggregate market value of outstanding Class A Common Stock, par value $0.01 and Class B Common Stock, par value $0.01, held by non-affiliates of the Registrant at March 24, 2000 was $1,603.8 million based on the closing sale price of the Class A Common Stock as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and the directors and executive officers of the Registrant.

At March 24, 2000, 34,266,591 shares of Class A Common Stock, par value $0.01, and 35,172,364 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ___

                       ADELPHIA BUSINESS SOLUTIONS, INC.

                               TABLE OF CONTENTS

PART I

 ITEM 1.  BUSINESS.........................................................   2

 ITEM 2.  PROPERTIES.......................................................  18

 ITEM 3.  LEGAL PROCEEDINGS................................................  19

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  20

PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................  23

 ITEM 6.  SELECTED FINANCIAL DATA..........................................  24

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  25

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........  34

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  35

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL  DISCLOSURE............................................  61

PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  61

 ITEM 11. EXECUTIVE COMPENSATION...........................................  61

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  61

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  61

PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.  61

PART I

ITEM 1.  BUSINESS

The Company

          Adelphia Business Solutions, Inc. ("Adelphia Business Solutions" or the "Company"), a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia"), is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 53 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages, which are typically priced at a discount when compared to the price of the separate services. The Company was founded in 1991.

          In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system nationwide. The Company's original 22 local markets (referred to as the "Original Markets") are principally located in the eastern half of the United States; however, due to the Company's success in operating and expanding these markets, the Company is pursuing a nationwide growth plan. The Company intends to serve 200 total markets nationwide by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes that this nationwide footprint will position it to address approximately 65% of the 60 million business access lines nationwide, which currently represent approximately $75 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with its own fiber optic facilities. The Company will also implement various technologies including dense wave division multiplexing, or DWDM, to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the 33,000 route mile fiber optic backbone will connect each of the Company's local markets. This fully redundant network system will support the Company's full line of communication service offerings.


  To further expand our local network system, in March 1998, the Company purchased from the Federal Communications Commission ("FCC") 195 31-GHz licenses for a fixed wireless technology known as local multipoint distribution service, or LMDS. These licenses cover over 83 million people throughout the eastern half of the United States, or approximately 30% of the nation's population. The Company believes the ownership of this spectrum may permit the Company to employ a wireless connection strategy to complement the Company's existing local fiber assets as an alternative means of providing on-net connectivity to the Company's fiber network where fiber may not be available or economically justified.

  In May 1999, the Company announced its intention to further complement its high-bandwidth network assets through the deployment of Digital Subscriber Line, or DSL, technology. As of December 31, 1999, the Company had arrangements with incumbent local exchange carriers with respect to co-locating its network connection equipment in 167 of their local service offices. During the year 2000, the Company plans to co-locate in over 500 local service offices, which will all be equipped with DSL equipment. The Company intends to use DSL to deliver bundled voice and data product offerings where the Company has not yet installed its own fiber, or where fiber network deployment is not economically justified. This technology, when deployed, will represent another cost-effective, high-bandwidth option to deliver communications services over the Company's own network.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the cost of availability of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. In this regard, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Company Name Change.   On October 25, 1999, shareholders of the Company
elected to change the legal name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc. With this decision, management believes the strengths of Adelphia and the Company are further aligned to develop a single brand in the communications marketplace.

Recent Developments

     Expansion of Long-haul and Local Fiber Network. On April 15, 1999, Adelphia Business Solutions entered into an agreement with e.spire Communications, Inc. ("e.spire") to acquire an indefeasible right of use, or IRU, for approximately 576 miles of network fiber and construction services which allows the Company access to 14 new markets. In exchange, the Company granted e.spire an IRU to a 432-strand fiber optic cable in south Florida that is currently under construction.

  On May 25, 1999, the Company entered into an IRU agreement with CapRock Communications Corp. for approximately $16 million, which grants the Company a long-term license to approximately 1,650 route miles of long haul fiber in the southwestern United States.

     On August 31, 1999, the Company entered into an agreement with Digital Teleport, Inc. for the purchase of dark fiber IRUs covering over 4,000 route miles of long haul and local fiber in the central portion of the United States. The cost of the IRUs is estimated to be between $27 million and $42 million depending upon the exercise by the Company of a number of options for additional routes and/or fiber strands.

     On October 11, 1999, the Company entered into an additional IRU agreement with CapRock Communications Corp. for approximately $7 million, which grants the Company a long-term license to approximately 1,208 route miles of long haul fiber in the southwestern United States.

  On January 7, 2000, the Company entered into an agreement with Allegheny Communications Connect, Inc. ("Allegheny") to purchase an IRU for a total of approximately 600 long-haul and metro route miles from western Pennsylvania through West Virginia, and in Maryland and Virginia.

     On January 10, 2000, the Company entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an IRU for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23 million.

     During January 2000, the Company entered into an IRU agreement with Level 3 Communications ("Level 3") for approximately 3,100 long-haul route miles throughout much of the western United States. In addition, the Company entered into an agreement with Level 3 to acquire access to approximately 750 miles of metro duct in the following central business districts: Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Orlando, Phoenix, San Diego, San Francisco, San Jose and Seattle. The total cost of the agreement is approximately $54.6 million.

     During January 2000, the Company entered into an agreement with Metromedia Fiber Network ("Metromedia") which allows the Company to acquire access to fiber strand miles across any of Metromedia's North American markets.

     Partnership Rollups. During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of approximately $89.8 million. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

     During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36.5 million for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

     On March 21, 2000, the Company entered into a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire Allegheny's 50% interest in the jointly owned network in State College, Pennsylvania, and to make certain changes to the fiber lease agreement with Allegheny for this network. The consideration to be paid to Allegheny under the purchase agreement is 330,000 shares of the Company's Class A common stock. The consummation of this transaction is subject to certain regulatory approvals and customary closing conditions.

     March 1999 Financing. On March 2, 1999 Adelphia Business Solutions issued $300 million of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100 million of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295 million were used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets, and were used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

     Secondary Public Stock Offering. On November 30, 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously, Adelphia purchased 5,181,350 shares of Class B common stock at a purchase price of $28.95 per share representing a price equal to the public offering price less the underwriting discount for the Class A common stock. The net proceeds of approximately $403 million will be used to continue to fund the expansion of Adelphia Business Solutions' existing markets and to build new markets.

     Commonwealth of Pennsylvania Contract. On March 15, 2000, a consortium, led by the Company was selected by the Commonwealth of Pennsylvania for the winning porposal to build advanced information technology infrastructure and to provide for the state government voice, video, Internet and data communications services. Contract negotiations are currently underway.

Growth Strategy

     The key components of the Company's strategy as a leading national provider of facilities-based integrated communications services are:

     Focus On Communications-Intensive Customers. Adelphia Business Solutions provides its services to communications-intensive customers. This includes business, governmental and educational end users, as well as other communications service providers. Adelphia Business Solutions believes that its target customers represent a large and under-served customer pool that generally have limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. The Company offers dedicated access services on a wholesale basis to interexchange or long distance carriers ("IXCs") and has entered into national service agreements with AT&T and MCIWorldCom to be their preferred supplier.

     Expansion of Sales and Customer Care Efforts. Adelphia Business Solutions' goal is to create better customer retention and become the principal and preferred cost-effective alternative to the incumbent communications services provider. To achieve this and to capitalize on the Company's expanding addressable market, Adelphia Business Solutions has rapidly increased and intends to continue to increase its direct sales and support team consisting of sales professionals and engineers. The Company has expanded its sales force from 251 salespeople at December 31, 1998 to 616 salespeople at December 31, 1999 and expects to increase its sales force to approximately 1,200 salespeople by December 31, 2000.

     In addition, Adelphia Business Solutions believes that the best way to care for a customer is to provide local customer service after the sale. Each of the Company's markets has a dedicated team of trained customer care professionals committed to ensuring that we meet or exceed our customers' expectations. At December 31, 1999, Adelphia Business Solutions had approximately 250 professionals committed to its customer care effort, which the Company expects will increase to approximately 800 professionals by December 31, 2000.

     Focus on Providing Bundled Packages of Communications Services. In response to market demands and to maximize our selling efforts, the Company offers a full suite of communications services to our customers. Adelphia Business Solutions offers its services separately to suit specific customer needs or bundled together to provide customers with a cost-effective and comprehensive communications solution. In addition to the pricing benefits Adelphia Business Solutions' customers receive from purchasing bundled communications services, the Company believes that bundled services provide it with increased customer retention, higher operating margins and a reduced cost of acquiring new customers.

     The Company's service offerings currently include a wide range of local dial tone and long distance services in all of the Company's operating markets. In addition, the Company has recognized the expanding demand for high-bandwidth by its customers in order to support the growing number of data applications. The Company's first data product to take advantage of these additional revenue opportunities is high-speed Internet access, which has been introduced in most of the Company's Original Markets and will be rolled out to all of the Company's markets over the next several months. Additionally, the Company plans to add to its product capabilities by activating data centers and providing such products as e-mail, directory services and web hosting, and by launching DSL, frame relay and ATM services over the next six months. To accelerate the Company's frame relay and ATM service offerings, the Company entered into a wholesale provider agreement with Intermedia Communications ("Intermedia"), whereby the Company will use Intermedia's frame relay network and data switches to offer data services to the Company's customers and then move the Company's customers' traffic onto the Company's own network system as it becomes operational. The Company believes this approach provides an efficient market-entry strategy under the Adelphia Business Solutions trade name, while providing better long-term operating margins through the use of the Company's own network system. The Company believes that the introduction of high margin data products should drive revenue growth and better leverage the Company's significant fiber assets.

     Drive On-Net Traffic Over High Capacity Fiber Optic Network System. The broad deployment of fiber optic cable in Adelphia Business Solutions' markets typically enables connectivity among the Company, the incumbent local exchange carrier ("LEC") central offices and the Company's customers. Adelphia Business Solutions expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide the Company with higher long-term operating margins. As of December 31, 1999, the Company has collocated in 167 incumbent LEC central offices, a figure which is expected to increase to over 500 during 2000. In addition, the Company had approximately 331,000 installed access lines as of December 31, 1999, 55% of which were on-switch.

     In addition to the broad deployment of fiber optic cable in its markets, Adelphia Business Solutions has been aggressively adding an inter-city fiber network system that connects its various markets. Once fully deployed, this approximately 33,000 mile fiber optic backbone will enhance the Company's ability to originate and terminate the Company's customers' communications traffic over its networks. The Company believes long-term operating margins on Adelphia Business Solutions' long distance, Internet and data transfer businesses will increase significantly as a result of connecting these markets. The Company also believes that its planned deployment of LMDS and DSL technologies will provide additional, alternative means to connect customers to its networks.

     National Expansion.   Adelphia Business Solutions has announced that it is
extending its fiber optic network into the western half of the United States. This expansion will increase the Company's addressable market from 35% to 65% of the business access lines in the United States and will allow the Company to offer services in approximately 200 markets by December 31, 2001. These markets will provide Adelphia Business Solutions with a market opportunity of more than 39 million addressable business access lines, which currently generate over $75 billion of annual communications services revenues.

     Adelphia Business Solutions plans to roll out service in these new markets through the use of large regionally based Lucent 5ESS switches that will serve several markets in geographic proximity to each switch. Each of these markets will be connected to the system network by inter-city fiber that has been or will be purchased or leased from a number of fiber optic transmission providers.

Products and Services

     Adelphia Business Solutions' products and services are designed to appeal to the sophisticated communications needs of its business, governmental and educational customers.

     Local Services. Adelphia Business Solutions provides local dial-tone services to customers, which allows them to complete calls in its calling area and to access a long distance calling area. Local services and long distance services can be bundled together using the same transport facility. Adelphia Business Solutions' networks are designed to allow a customer to easily increase or decrease capacity and alter enhanced services as the communications requirements of the business change. In addition to its core local services, Adelphia Business Solutions also provides public payphone services and access to third party directory assistance and operator services.

     Long Distance Services. Adelphia Business Solutions provides domestic and international long distance services for completing intrastate, interstate and international calls. Long distance service is offered as an additional service to Adelphia Business Solutions' local exchange customers. Long distance calls that do not terminate on

Adelphia Business Solutions' networks (which are currently the bulk of such calls) are passed to long distance carriers which route the remaining portion of the call.

     Enhanced Services.   In addition to providing typical enhanced services
such as voicemail, call transfer and conference calling, Adelphia Business Solutions offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include:

     Access to Internet Services--Enables customers to use its available capacity for access to Internet Service Providers ("ISP"s).

     Data Networking Services--The Company can provide high-speed, broadband services to use for data and Internet access such as Integrated Services Digital Network (ISDN) and Primary Rate Interface (PRI).

     Specialized Application Services--The Company can create products and services that are tailored for target industries with special communications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

     Internet Support Services--The Company can provide web hosting solutions for commercial and non-profit organizations. These services may include co-location services, storage services, domain name registration, virtual hosting services, traffic statistics, and 24-hour access for web site changes.

Sales and Marketing

     The Company targets its network sales and marketing activities to medium and large businesses, government and educational end users and resellers, including IXCs. The Company services its customers through a dedicated sales force of 616 professionals at December 31, 1999 focused on selling the Company's portfolio of service offerings, and currently has over 250 technicians, customer service representatives and administrative support staff at December 31, 1999, enabling the Company to provide its customers with continuous support and superior service. The Company expects to increase its marketing efforts by increasing the size of its current sales force during 2000 to approximately 800 professionals as it increases the breadth of its product offerings to satisfy the growing communications needs of its customers. In addition, the Company has initiated direct marketing and sales of local telecommunications services on an unbundled loop basis to or through total service resale to small business customers in certain markets, generally offering such services under either the Adelphia Business Solutions name or a co-branded name that includes the name of the particular local partner. The Company's networks offer their services in accordance with tariffs filed with the FCC for interstate services and State PUCs for intrastate services. The Company networks are classified as non-dominant carriers by the FCC and therefore have substantial pricing flexibility and in many cases may enter into customer and product specific agreements.

End Users

     The Company targets end users which include medium and large businesses, governmental and educational institutions and other communications service providers. End users are currently marketed through Company direct sales representatives in each market. The national sales organization also provides support for the local sales groups and develops new product offerings and customized communications applications and solutions which address the specific requirements of particular customers. In addition, the Company markets the Company networks' products through advertisements, media relations, direct mail and participation in trade conferences. End users typically commit to a service agreement for a term of two to five years which is either renegotiated or automatically converted to a month-to-month arrangement at the end of the contract term. The Company believes it will be able to continue to compete effectively for end users by offering superior reliability, product diversity, service and custom solutions to end user needs at competitive prices. A significant component of the Company's reliability will be its ability to offer customers end-to-end SONET ring construction for many localized applications. The

Company's construction of SONET rings combined with the Company's large network size will enable the Company to offer fiber optic coverage superior to the incumbent LEC in its markets.

Resellers

  Resellers utilize the Company's services primarily as a local component of their own service offerings to end-users. The Company has national supplier agreements with all of the major IXCs. The Company believes it can effectively provide IXCs with a full complement of traditional access services as well as switched services. Factors that increase the value of the Company's networks to IXCs include reliability, state-of-the-art technology, route diversity, and ease of ordering and customer service. The Company also generally prices the services of a network at a discount relative to the incumbent LEC. In order to further complement the services provided to the IXCs, the Company integrates its networks with IXC networks to enable the IXC to (i) access service, billing and other data directly from the Company and (ii) electronically send automated service requests to the Company. In pursuing this strategy, the Company has entered into the National Service Agreement with AT&T pursuant to which the Company through its networks is an AT&T preferred supplier of dedicated special access and switched access transport services. The National Service Agreement requires the Company to provide such services to AT&T at a discount from the tariffed or published LEC rates. In addition, the Company has entered into the MCIWorldCom Preferred Provider Agreement pursuant to which the Company is designated MCIWorldCom's preferred provider of new end user dedicated access circuits and of end user dedicated access circuits resulting from conversions from the incumbent LEC in the Company's markets.

Special Purpose Networks

  The Company develops special purpose networks in order to meet specific customer network requirements. To date, these special purpose networks have included construction of IXC backbone networks, campus networks, private carriage networks and other similar network applications. The terms and conditions for these special purpose networks are generally specified in agreements with three to five year terms which automatically renew on a month-to-month basis. In addition, special customer networks are normally constructed with excess fiber band width capacity, which allows the Company to make additional capacity available to other end users.

Ownership of the Company and the Company's Networks

  As of December 31, 1999, Adelphia Business Solutions was an approximately 60% owned subsidiary, on a fully diluted basis, of Adelphia. Unless the context otherwise requires, references to the "networks" or the "Company's networks" mean the (i) 22 telecommunications networks (the "Original Markets") in operation or under construction as of May 8, 1998, the date of the Company's initial public offering, which are wholly and majority owned subsidiaries or are joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% interest with one or more other partners, and (ii) additional networks operational or under development subsequent to May 8, 1998 (the "New Markets"). As of December 31, 1999, the Company's 22 Original Markets were owned by 17 wholly-owned subsidiaries (through which the Company has an interest in 18 networks) and three joint venture investments (through which the Company has an interest in 4 networks) in which the Company has a 50% interest. The Company is responsible for the network design, management, billing and operation of the four joint ventures, for which it receives management fees.

Operating Agreements

  Generally, subsidiaries of the Company historically entered into partnership agreements (or limited liability agreements) with local partners to take advantage of the benefits of building networks in conjunction with local cable television or utility operators. Typically operating partnerships were formed and operated pursuant to three key agreements: (i) a partnership or limited liability company agreement between the Company or one of its wholly owned subsidiaries and a cable operator or utility company (the "Local Partner Agreement"); (ii) a fiber capacity lease agreement between the local partner and the operating partnership (the "Fiber Lease Agreement"); and (iii) a management agreement between the operating partnership and the Company or one of its subsidiaries (the "Management Agreement"). In recent years the Company has purchased the interests held by many of its local parners, and as of December 31, 1999, only four of the Company's 22 Original Markets were not wholly-owned by the Company. Where we refer to the Company or the Company's networks or similar terms in this Form 10-K, we are including the four joint ventures as well as the networks that are wholly-owned by the Company.

Local Partner Agreements

  As part of its business development strategy, Adelphia Business Solutions has purchased its local partners' interests in many of its Original Markets. Upon the completion of these acquisitions, the original Local Partner Agreements were terminated. For the remaining Local Partnership Agreements covering the four joint ventures, the summary below provides a brief description of the general terms and provisions.

  Each Local Partner Agreement establishes the structure of the applicable operating partnership by determining, among other things, the partner's capital contribution requirements, capital structure, purpose and scope of business activities, transfer restrictions, dissolution procedures, duration and competition restrictions, as well as the voting and buy/sell rights and rights of first refusal of the partners of the operating partnership. This applies to partnership and limited liability company agreements.

  The initial capital contributions of the operating partnerships vary. Capital contributions in excess of the initial capital contribution may be required, but generally either must be initiated by the manager of the operating partnership or approved by at least a majority vote of the management committee. Absent an agreement by the partners, generally, the only circumstances that result in the dilution of such partner's ownership interest are a partner's failure to make a capital contribution or its failure to exercise a right of first refusal.

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

  Generally, the Local Partner Agreements allow for distributions to the partners; however, these agreements vary with regard to the procedure for determining if, when and how much of a distribution should be made. The partners or the partnership's managing committee makes such determinations by either majority approval or unanimous consent.

  The Local Partner Agreements generally prohibit the transfer of partnership interests, including most changes in control, or impose restrictions that significantly limit a partner's ability to transfer its partnership interest. The partners of most of the operating partnerships also retain certain rights of first refusal and buy/sell rights. Generally, after a specified period of time, either partner may transfer its interest to an unrelated third party if such partner first offers its interest to the other partner at the same terms and the other partner elects not to purchase the interest. In addition, in most of the operating partnerships, either partner can, after a specified period of time, usually five to eight years after the inception of the partnership, make an offer to the other partner to sell its own interest. The other partner must respond to the offer indicating its election to either accept the offer to buy or sell at the offered price.

  The operating partnerships were created in the last six years and have a duration of 10 to 25 years unless earlier dissolved. Generally, each partner and certain of its affiliates are restricted from competing with the operating partnership in the defined business area so long as the partner is a partner plus two or three years thereafter.

Fiber Lease Agreements

  Generally, the Original Markets lease fiber optic capacity from their local partners or former local partners. In some instances, the operating partnerships lease existing fiber optic capacity and in other instances, the operating partnerships request the local partners or former local partners to construct new fiber optic capacity. In many cases, local partners or former local partners upgrade the capacity of their cable or utility infrastructure, and as a result, share construction costs with the operating partnership. Monthly lease payments in both instances are based on the amortization of the operating partnership's share of the local partner's cost of construction and material costs over the term of the Fiber Lease Agreement. Because construction and material costs are amortized over the then current term of the Fiber Lease Agreement, it is possible for the amount of a monthly lease payment to be significantly lower during a renewal term unless the construction of additional fiber optic cable is scheduled for such renewal term. Typically, the amount of the lease payments in a renewal period equals the amount of monthly maintenance costs for the leased fiber optic cable.

  Substantially all of the Fiber Lease Agreements are in their initial terms of five to 25 years in length with various renewal options. Generally, either party can terminate the Fiber Lease Agreement at the end of the then current term upon prior written notice to the other party. Several of the Fiber Lease Agreements contain termination rights which provide the lessor with the option to terminate the lease if the lessor becomes subject to telecommunications regulation, an action is brought against the lessor challenging or seeking to adversely modify the lessor's continued validity or authority to operate, legal or regulatory determination renders it unlawful or impossible for the lessor to satisfy its obligations under the lease or in case of an imposition of public utility or common carrier status on the lessor as a result of its performance of the lease.

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

  When the Company acquires 100% of the ownership interest of an operating partnership by an acquisition of interests from a local partner, the Fiber Lease Agreement typically is amended to provide for a 10 to 25 year lease of fiber optic capacity to the Company from the former local partner.

  On February 20, 1997, the Company entered into several agreements with Telergy, Inc. and certain of its affiliates regarding the lease of dark fiber in New York State. Pursuant to these agreements and in consideration of a payment of $20 million, the Company received (i) a $20 million senior secured note from Telergy, Inc., and (ii) a fully prepaid lease from a Telergy affiliate for at least 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. The fiber optic backbone network will cover approximately 500 miles from Buffalo to Syracuse to Albany to New York City, New York, and will provide interconnection capability for the Company's operating networks in the state of New York. In May 1999, the Company received $32.3 million from Telergy for the repayment of the Senior Secured Note. The payment represented $20.0 million in principal and $12.3 million in interest.

IRU Agreements

  The Company has entered into several agreements that entitle the Company to a long-term lease or an IRU to over 25,000 route miles of local and long-haul dark fiber as of December 31, 1999. Generally each agreement requires Adelphia Business Solutions to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based upon achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.

  Each agreement provides for the sharing of certain maintenance and operating costs. The agreements establish anticipated delivery dates for construction and delivery of segments along the route of Adelphia Business Solutions' networks. The agreements provide for penalties in the event of delay of segments and, in certain circumstances, allow Adelphia Business Solutions to terminate non-delivered segments of the contracts.

AT&T Lease Agreement

     On December 31, 1997 the Company consummated an agreement for a $24.5 million long term lease facility from AT&T Capital Corporation (the "AT&T Lease Agreement"). The AT&T Lease Agreement provides financing for certain of the networks' switching equipment. Included in the AT&T Lease Agreement is the sale and leaseback of certain switching equipment for which the Company received $14.9 million. The terms of the switching equipment leases under the AT&T Lease Agreement are seven and one half years, commencing December 31, 1997. The AT&T Lease Agreement requires the Company to maintain and insure the leased equipment and prohibits the Company from subleasing the equipment, except to certain designated Company subsidiaries. Under the AT&T Lease Agreement, the Company is required to indemnify AT&T Capital Corporation for certain claims with respect to the leased equipment and for certain tax liabilities.

Management Agreements

  Generally, the Company or a wholly owned subsidiary of the Company provides the operating joint venture partnerships with the following services pursuant to the Management Agreement for a fee based on the Company's cost of providing such services: general management, monitoring, marketing, regulatory processing, accounting, engineering, designing, planning, construction, maintenance, operations, service ordering and billing. The term of the typical Management Agreement is three or five years and automatically renews for continuous one-year periods unless one party provides the other with written notice that it intends to terminate the agreement.

The Company's Networks

Network Development and Design

  Prior to any network construction in a particular market, the Company's corporate development staff reviews the demographic, economic, competitive and communications demand characteristics of the market. These characteristics generally include market location, the size of the communications market, the number and size of business, educational and government end users and the economic prospects for the area. In addition, the Company also carefully analyzes Local Exchange Carriers Central Office, or LEC-CO, access line demographic data. The Company also analyzes market size utilizing a variety of data, including available estimates of the number of interstate access and intrastate private lines in the region, which is available from the FCC.

  If a particular market targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and communications demand characteristics, the Company's network planning and design personnel, generally working in conjunction with the Company's local partner, Adelphia, or one of Adelphia's affiliates, design a large regional network targeted to provide access to the identified business, educational and government end user revenue base and to the IXC POPs and the LEC-COs in the geographic area covered by the proposed network. The actual network design is influenced by a number of market, cost and technical factors including: (i) availability and ease of fiber deployment; (ii) location of LEC-COs and IXC POPs; (iii) the Company's market information; and (iv) cost of construction.

Network Construction

  The Company's networks are constructed to cost-effectively access areas of significant end user communications traffic, as well as the majority of the LEC-COs, POPs and most of the IXCs. The Company establishes general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. The Company's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the Company has installed to date have generally become operational within ten to twelve months after the beginning of construction.

Network Operating Control Center

     In Coudersport, Pennsylvania, the Company has built the Network Operating Control Center, or NOCC, which is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the Company's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of the Company's networks including the management of 2,194 building connections, 22 switches or remote switching modules and 16,060 network route miles as of December 31, 1999. The NOCC is designed to accommodate the Company's anticipated growth.

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

Equipment Supply

  The Company purchases fiber optic transmission and other electronic equipment from Lucent, Fujitsu, Tellabs and other suppliers at negotiated prices. The Company expects that fiber optic cable, equipment and supplies for the construction and development of its networks will continue to be readily available from Lucent, Fujitsu, Tellabs and other suppliers as required. The Company has negotiated multi-year contracts for equipment with Lucent, Fujitsu and Tellabs. The Company has deployed 19 Lucent switches and three Lucent remote switching modules, which deliver full switching functionality, in all of the Original Markets. The Company plans to deploy an additional nine regional super switches during 2000.

Connections to Customer Locations

  Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the operating company's central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to the Company's central office. Within each building, Company-owned internal wiring connects the Company's fiber optic terminal equipment to the customer premises. Customer equipment is connected to Company-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's central office where it can be reconfigured for routing to its ultimate destination on the network.

  The Company locates its fiber optic equipment in space provided by the building owner or, more typically, on a customer's premises. IXCs often enter into discussions with building owners to allow the Company to serve the IXCs' customers. This network configuration enables the Company to share electronic equipment among multiple customers, causes little interruption for customers during installation and maintenance and allows the Company to introduce new services rapidly and at low incremental cost.

Employees

  As of December 31, 1999, the Company employed 1,853 employees. In support of the Company's operations, the Company also regularly uses the services of its local partners, employees and contract technicians for the installation and maintenance of its networks. None of the Company's employees is represented by a collective bargaining agreement. The Company believes that the Company's relations with their respective employees are good.

Competition

  The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

  In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators may provide incumbent LECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market operating provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the FCC has approved Bell Atlantic's application for such authority in New York. Any approval could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

  There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Ameritech and SBC, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. and MediaOne and the proposed mergers between Bell Atlantic and GTE, Qwest and US West, and MCIWorldCom and Sprint. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will pose a greater competitive threat to the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the incumbent LEC.

  The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, MCIWorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

Regulation

Government Overview

  A significant portion of the services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to the Company than current regulation and legislation and therefore may have a material and adverse impact on its business and financial projects. In addition, the Company may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

Federal Legislation and Regulation

  The Telecommunications Act enacted in 1996 establishes local exchange competition as a national policy. This act removes state regulatory barriers to competition, and imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, carriers must provide to each other services for resale, number portability, dialing parity, access to rights of way, and compensation for traffic they exchange. ILECs must also provide competitors with network interconnection, access to unbundled network elements, and collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over rules relating to these requirements as well as universal service subsidies, charges for access to long distance carriers, access to buildings, customer privacy, and services for the disabled.

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

  The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed the majority of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs, and the FCC has issued an order explaining which unbundled network elements ILECs must provide. In addition, because the Eighth Circuit had only ruled on the FCC's jurisdiction to set a pricing methodology, the ILECs have renewed their opposition to the actual methodology, though most states have already adopted pricing rules, if not interim prices, which are for the most part consistent with the FCC's related pricing provisions.

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

  The FCC recently adopted new rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to CLECs. The FCC also issued a new order to address line sharing which will allow CLECs to offer data services over the same line that a consumer uses for voice services without the CLEC having to provide the voice service. While the Company expects that the FCC's new collocation and line sharing rules will be beneficial to the Company's networks, ILECs continue to resist the rules and it remains uncertain that these new rules will be implemented in a favorable manner.

  A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating to Internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. In addition, on March 24, 2000, the DC Circuit Court vacated the FCC's ruling in which the FCC determined that calls to ISPs are interstate in nature. The FCC ruling stated, however, was not in any case intended to dislodge previous state decisions interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between two local carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges or contribute to universal service funds, any FCC order or subsequent state rulings could affect the costs incurred by ISPs and CLECs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

  Several ILECs have filed petitions at the FCC and have initiated legislative efforts to effect a waiver of certain obligations imposed in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. The FCC has subsequently approved that such services are subject to interstate jurisdiction and to the resale and unbundling obligation of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether ILECs can create separate affiliates for their high-speed data services that would be free from these obligations. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.

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

  The FCC also manages universal service subsidies for rural, high-cost, and low-income markets, qualifying schools and libraries and services provided to rural health care providers. It currently assesses the Company's networks for such payments and other subsidies on the basis of certain revenue for the previous year. Various states also implement their own universal service programs to which the Company is subject.

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

  The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet, telephony, slamming, rights of way, building access, numbering resources, pole attachments, customer privacy, wire tapping, and services to the disabled. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.

State Regulation

  Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. The certificates or other authorizations held by the Company permit it to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Company's networks may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, the Company network tariff lists a rate range or sets prices on an individual case basis. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, Y2K compliance, unbundling and universal service contributions all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company's certificate or other authorization is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, service requirements, and universal service issues.

  In addition to obtaining certification, a Company network must negotiate terms of interconnection with the ILEC before it can begin providing switched services. To date, the Company's networks have negotiated interconnection agreements with one or more of the ILECs, in each state in which they have been certificated. Agreements are subject to State PUC approval.

  The Company is subject to requirements in some states to obtain prior approval for, or notify the commission of any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments, name changes and other transactions that may effect a change in the way that the Company does business. Although the Company believes such authorization can be obtained, there can be no assurance that the state commissions would grant the Company authority to complete any transactions

Local Government Authorizations

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

  In some of the areas where the Company's networks provide service, their Local Partners pay license or franchise fees based on a percent of fiber lease payment revenues. In addition, in areas where the Company does not use its own facilities or those constructed by a Local Partner, the Company's networks may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, some municipalities may seek to impose requirements or fees on users of transmission facilities, even though they do not own such facilities.

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

ITEM 2.  PROPERTIES

  The Company leases its principal executive offices from Adelphia in Coudersport, Pennsylvania and leases its offices in Pittsburgh, Pennsylvania. Additionally, the Company owns its NOCC facilities which are also located in Coudersport, Pennsylvania.

  All of the fiber optic cable, fiber optic communications equipment and other properties and equipment used in the networks, are owned or leased by the Company and its subsidiaries or in certain circumstances, the joint ventures. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 1999, the Company's total communications equipment in service consists of fiber optic communications equipment, fiber optic cable, switches and other electronic equipment, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

  Substantially all of the fiber optic communications equipment used in the Company's networks is housed in multiple leased facilities in various locations throughout the metropolitan areas served by the Company. The Company believes that its properties and those of its subsidiaries or joint ventures are adequate and suitable for their intended purpose.

ITEM 3.  LEGAL PROCEEDINGS

     In February 2000, the Company settled all disputes and claims arising out of a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, against the Company by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleged, among other matters, that the Company's use of the name "Hyperion" in its business infringed upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. Management of the Company believes that the Company had meritorious defenses to the complaint and has vigorously defended this lawsuit including filing a counterclaim against Solutions. As part of the settlement, Solutions' complaint and the Company's counterclaim were dismissed with prejudice and both the Company and Solutions entered into mutual releases regarding the complaint and counterclaim. Management believes that this matter will not have a material adverse effect upon the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of the stockholders of the Company was held on October
25, 1999. At such meeting, (a) eight directors were elected by vote of the holders of Class A Common Stock, Class B Common Stock and 12-7/8% Preferred Stock, voting together, (b) an amendment to Article IV of the Certificate of Incorporation increasing authorized shares of capital stock from 455,000,000 to 1,250,000,000, authorized shares of Class A Common Stock from 300,000,000 to 800,000,000, authorized shares of Class B Common Stock from 150,000,000 to 400,000,000 and authorized shares of Preferred Stock from 5,000,000 to 50,000,000, was approved by the same classes voting together and (c) an Amendment to Article I of the Certificate of Incorporation to change the name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc. was approved by the same classes voting together. The results of voting at that meeting are as follows:


                                                                Broker
                                                                ------
(a) Director Elected  Class of Stock    Votes for    Withheld  Non-Votes
    ----------------  --------------    ---------    --------  ---------
 John  J. Rigas      Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

Michael J. Rigas     Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

Timothy J. Rigas     Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

James P. Rigas       Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

Pete J. Metros       Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

James L. Gray        Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

Peter L. Venetis     Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

Edward S. Mancini    Class A Common      18,862,015  18,510       --
                     Class B Common     291,293,960      --       --
                     12 7/8% Preferred           --      --       --

(b)  Amendment to Change Name to Adelphia Businesss Solutions, Inc.


                                                                      Broker
                                                                      ------
               Class of Stock       Votes for    Withheld  Abstain   Non-Votes
               --------------       ---------    --------  -------   ---------
               Class A Common        18,748,349   119,326  12,850       --
               Class B Common       291,293,960        --      --       --
               12 7/8% Preferred             --        --      --       --

(c)  Amendment to Increase Authorized Capital Stock

                                                                      Broker
                                                                      ------
               Class of Stock       Votes for    Withheld  Abstain   Non-Votes
               --------------       ---------    --------  -------   ---------
               Class A Common         9,751,026  4,267,832  22,200   4,839,447
               Class B Common       291,293,960         --      --          --
               12 7/8% Preferred             --         --      --          --

Executive Officers of the Registrant

     The executive officers of the Company are:

Name                                        Age      Position
----                                        ---      --------
Executive Officers
John J. Rigas.........................       75      Chairman and Director
James P. Rigas........................       42      Vice Chairman, Chief Executive Officer, President and
                                                     Director
Michael J. Rigas......................       46      Vice Chairman, Secretary and Director
Timothy J. Rigas......................       43      Vice Chairman, Chief Financial Officer, Treasurer and
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

     James P. Rigas is Vice Chairman, Chief Executive Officer, President and a Director of the Company, Executive Vice President, Strategic Planning and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. Mr. Rigas currently spends substantially all of his time on concerns of the Company. He has been with Adelphia since 1986. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

     Michael J. Rigas is Vice Chairman, Secretary and a Director of the Company, Executive Vice President, Operations and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. He has been with Adelphia since 1981. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

     The Company's Class A common stock is quoted on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-
NMS). Adelphia Business Solutions' NASDAQ-NMS symbol is "ABIZ". Prior to October 25, 1999, the Company's NASDAQ-NMS symbol was "HYPT".

     The following table sets forth the range of high and low closing bid prices of the Class A common stock on NASDAQ/NMS. Such bid prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              CLASS A COMMON STOCK
                              --------------------

                       QUARTER ENDED:                        HIGH               LOW
                                                             ----               ---
                       June 30, 1998                        $18 1/6          $14 1/4
                       September 30, 1998                   $16 5/8          $ 5 7/8
                       December 31, 1998                    $15 1/8          $ 4 1/2
                       March 31, 1999                       $16 3/8          $ 8 5/8
                       June 30, 1999                        $18 7/8          $11
                       September 30, 1999                   $25              $15 1/2
                       December 31, 1999                    $51 1/4          $24 11/16

     As of March 24, 2000 there were 210 holders of record of the Company's Class A common stock, par value $0.01 per share and 22 holders of record of the Company's Class B common stock, par value $0.01 per share.

Dividends

     The Company has never declared any cash dividends on any of its respective equity securities. Covenants in the indenture pursuant to which the Company's Senior Discount Notes, Senior Secured Notes and Senior Subordinated Notes were issued restrict the ability of the Company to pay cash dividends on its capital stock.

Sale of Unregistered Securities

     On November 30, 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously, in a private placement in reliance on the exemption under
Section 4(2) of the Securities Act, Adelphia purchased 5,181,350 shares of Class B common stock at a purchase price of $28.95 per share representing a price equal to the public offering price less the underwriting discount for the Class A common stock. The net proceeds of approximately $403 million will be used to continue to fund the expansion of Adelphia Business Solutions' existing markets and to build new markets.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company and the related notes thereto. These data should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended March 31, 1998, the nine months ended December 31, 1998, the year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The balance sheet data as of March 31, 1996, 1997 and 1998 and the statement of operations data and the other Company data with respect to the years ended March 31, 1996 and 1997 have been derived from audited consolidated financial statements of the Company not included herein.


                                                                                                 Nine Months
                                                                         Year Ended                 Ended           Year Ended
                                                                         March 31,                December 31,     December 31,
                                                              --------------------------------  -----------------  --------------
                                                                1996       1997        1998           1998             1999
                                                              ---------  ---------  ----------  -----------------  --------------
Statement of Operations Data (a):                                      (Dollars in thousands, except per share amounts)
 Revenues...................................................  $  3,322   $  5,088   $  13,510          $  34,776      $ 154,575
 Operating expenses:
  Network operations........................................     2,690      3,432       7,804             18,709         58,525
  Selling, general and administrative.......................     3,084      6,780      14,314             35,341        142,615
  Depreciation and amortization.............................     1,184      3,945      11,477             26,671         65,244
                                                              --------   --------   ---------          ---------      ---------
 Operating loss.............................................    (3,636)    (9,069)    (20,085)           (45,945)      (111,809)
 Gain on sale of investment.................................       ---      8,405         ---                ---            ---
 Interest income............................................       199      5,976      13,304             10,233         19,933
 Interest income - affiliate................................       ---        ---         ---              8,395          8,483
 Interest expense and fees..................................    (6,088)   (28,377)    (49,334)           (38,638)       (74,314)
 Other income...............................................       ---        ---         ---              1,113            ---
 Equity in net loss of joint ventures.......................    (4,292)    (7,223)    (12,967)            (9,580)        (7,758)
 Net loss...................................................   (13,620)   (30,547)    (69,082)           (74,185)      (165,466)
 Dividend requirements applicable to preferred stock........       ---        ---     (12,409)           (21,117)       (31,618)
 Net loss applicable to common stockholders.................   (13,620)   (30,547)    (81,491)           (95,302)      (197,084)
 Basic and diluted net loss per weighted average
    share of common stock...................................    $(0.42)    $(0.89)     $(2.33)            $(1.80)        $(3.47)
 Common stock dividends.....................................       ---        ---         ---                ---            ---

Other Company Data (a):
 EBITDA (b).................................................  $ (2,452)  $ (5,124)  $  (8,608)         $ (19,274)     $ (46,565)
 Capital expenditures and company investments (c)...........    18,899     79,396     132,889            215,770        477,755
 Cash (used in) provided by operating activities............      (833)    (4,823)     (6,333)            (8,810)        17,485
 Cash used in investing activities..........................   (18,899)   (72,818)   (266,604)          (200,458)      (556,247)
 Cash provided by financing activities......................    19,732    137,455     443,873            221,088        298,325

                                                                      As of March 31,                     As of December 31,
                                                              --------------------------------          ---------------------
                                                                1996       1997        1998              1998           1999
                                                              ---------  ---------  ----------         ---------     ----------
                                                                                    (Dollars in thousands)
Balance Sheet Data (a):
 Cash and cash equivalents..................................  $    ---   $ 59,814   $ 230,750           $242,570     $    2,133
 Total assets...............................................    35,269    174,601     639,992            836,342      1,563,703
 Long term debt and exchangeable redeemable
  preferred stock...........................................    50,855    215,675     735,980            722,783      1,103,507
 Common stock and other stockholders' equity
  (deficiency)..............................................   (27,323)   (50,254)   (118,991)            74,031        279,931

--------------
(a) The data presented represents financial information for the Company and its consolidated subsidiaries. As of December 31, 1999, four of the Company's networks were owned by joint ventures in which it owned an interest of 50%, and for which the Company reports its interest pursuant to the equity method of accounting consistent with generally accepted accounting principles.
(b) Earnings before interest expense, income taxes, depreciation and amortization, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(c) For the fiscal years ended March 31, 1996, 1997 and 1998, the nine months ended December 31, 1998, and the year ended December 31, 1999, the Company's capital expenditures (including capital expenditures relating to its wholly owned operating companies) were $6.1, $24.6, $68.6, $146.8 and $453.2 million, respectively, and the Company's investments in its less than wholly owned operating companies were $12.8, $34.8, $64.3, $69.0 and $24.5 million, respectively, for the same periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information or statements included in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking, such as information relating to future growth, expansion of operations or the effect of future regulation or competition. These "forward-looking statements" include statements regarding the intent, belief and current expectations of Adelphia Business Solutions and its directors and officers, and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Any such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Readers of this Form 10-K are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-K is as of and for the twelve months ended December 31, 1999. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement No. 333-11142 (formerly No. 333-88927), under the caption "Risk Factors."

  The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are owned by wholly and majority owned subsidiaries or by three joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% equity interest with one or more other partners, and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "New Markets").

  Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 53 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission and Internet connectivity. The Company's customers have a choice of receiving these services separately or as bundled packages which are typically priced at a discount when compared to the price of the separate services.

  In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system nationwide. The Company's Original Markets are principally located in the eastern half of the United States; however, due to the Company's success in operating and expanding these markets the Company is pursuing an aggressive nationwide growth plan. The Company intends to serve 200 total markets nationwide by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes that this nationwide footprint will position it to address approximately 65% of the 60 million business access lines nationwide, which currently represent approximately $75 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with its own fiber optic facilities. The Company will also implement various technologies including dense wave division multiplexing, or DWDM, to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the 33,000 route mile fiber optic backbone will connect each of the Company's local markets. This fully redundant network system will support the Company's full line of communication service offerings.

  The Company has experienced success in the sale of business access lines--with approximately 360,205 access lines sold as of December 31, 1999, of which approximately 331,007 lines were installed at such date. This represents an addition of 87,570 access lines sold and 80,202 access lines installed during the quarter ended December 31, 1999 and an addition of 229,856 access lines sold and 224,339 access lines installed during the year ended December 31, 1999. As of December 31, 1999, approximately 55% of these access lines are provisioned on Company owned switches.

Financing Transactions

  On March 2, 1999 Adelphia Business Solutions issued $300 million of 12%
Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family, controlling stockholders of Adelphia, purchased $100 million of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295 million were used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets and were used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.


  On October 13, 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $1.5 billion in debt securities, preferred and common stock, depository shares, and other equity securities. This registration statement became effective on October 22, 1999. Proceeds of any sales under this registration statement are expected to be used for general corporate purposes, including capital spending, acquisitions, debt repayment, investments and other purposes, and to facilitate the national expansion.

  On November 30, 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of Class A Common Stock at a price to the public of $30.00 per share, prior to the exercise of any underwriters' over-allotment option. Simultaneously, Adelphia purchased 5,181,350 shares of Class B Common Stock at a price equal to the public offering price less the underwriting discount for the Class A Common Stock. The net proceeds of approximately $403 million will be used to fund the expansion of Adelphia Business Solutions' existing markets and to build new markets. At December 31, 1999, Adelphia owned approximately 60% of the Adelphia Business Solutions' outstanding common stock and approximately 90% of the total voting power.

Acquisitions of Partner Interests

  During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in our jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of approximately $89.8 million. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.


  During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36.5 million for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

  On March 21, 2000, the Company entered into a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire Allegheny's 50% interest in the jointly owned network in State College, Pennsylvania, and to make certain changes to the fiber lease agreement with Allegheny for this network. The consideration to be paid to Allegheny under the purchase agreement is 330,000 shares of the Company's Class A common stock. The consummation of this transaction is subject to certain regulatory approvals and customary closing conditions.

Results of Operations

  Change of Year End. On March 30, 1999, the Board of Directors of Adelphia Business Solutions approved a change in the Company's fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

Twelve months ended December 31, 1999 in comparison with twelve months ended December 31, 1998

  Revenues increased 290% to $154.6 million for the twelve months ended December 31, 1999, from $39.6 million in the prior twelve-month period.

                                                         Amounts
The increase is attributable to the following:        (in thousands)
                                                      --------------
  Growth in Original Markets                               $75,978
  Acquisition of local partner interests                    27,955
  New Markets                                                9,798
  Management fees                                            1,247

     The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                    Twelve Months
                                        Ended
                                    December 31,
                               1998           1999
                          ------------------------------
  Local Service                53.0%          69.1%
  Dedicated Access             37.5%          21.1%
  Management Fees               9.3%           3.2%
  Enhanced Services             ---            3.1%
  Long Distance                 0.1%           1.1%
  Other                         0.1%           2.3%

  Network operations expense increased 175% to $58.5 million for the twelve months ended December 31, 1999, from $21.3 million in the prior twelve-month period.

                                                             Amounts
      The increase is attributable to the following:     (in thousands)
                                                         --------------
      Growth in Original Markets                            $17,270
      Acquisition of local partner interests                  8,381
      New Markets                                            10,888
      Network Control Center                                    701

  The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

  Selling, general and administrative expense increased 251% to $142.6 million for the twelve months ended December 31, 1999, from $40.6 million in the prior twelve-month period.

                                                             Amounts
      The increase is attributable to the following:     (in thousands)
                                                         --------------
      Growth in Original Markets                             $28,406
      Acquisition of local partner interests                  12,242
      New Markets                                             42,609
      Sales and marketing activities                           6,865
      Corporate overhead charges                              11,830

  Depreciation and amortization expense increased 110% to $65.2 million during the twelve months ended December 31, 1999, from $31.1 million in the prior twelve-month period primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

  Interest income increased to $19.9 million from $15.6 million in the prior twelve-month period as a result of the payment of interest due to the Company from Telergy as discussed previously, offset by decreases in interest income resulting from lower amounts of cash and cash equivalents and U.S. Government securities.

  Interest income - affiliate remained relatively unchanged at $8.5 million compared to $8.4 million in the prior twelve-month period.

  Interest expense increased 43% to $74.3 million for the twelve months ended December 31, 1999, from $52.0 million in the prior twelve-month period as a result of the issuance of the 12% Senior Subordinated Notes due

2007 discussed previously, partially offset by an increase in the amount of interest capitalized on projects under construction in 1999.

  Equity in net loss of joint ventures decreased by 41% to $7.8 million for the twelve months ended December 31, 1999, from $13.3 million in the prior twelve-month period as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks.

  The number of non-consolidated joint venture networks paying management fees to the Company decreased from eight at December 31, 1998 to four at December 31, 1999. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $4.9 million for the twelve months ended December 31, 1999, an increase of approximately $1.2 million over the prior twelve-month period. The non-consolidated networks' net losses, including networks under construction, for the twelve months ended December 31, 1998 and 1999 aggregated approximately $28.4 million and $15.2 million respectively.

  Preferred stock dividends increased 14% to $31.6 million during the twelve months ended December 31, 1999 from $27.7 million during the prior twelve-month period. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.


Nine months Ended December 31, 1998 in Comparison with Nine months Ended December 31, 1997

  Revenues increased 300% to $34.8 million for the nine months ended December 31, 1998, from $8.7 million for the same period in the prior fiscal year.
Growth in revenues of $26.1 million resulted from an increase in revenues from majority and wholly-owned networks of approximately $27.2 million as compared to the same period in the prior fiscal year due to the continued expansion of the Company's customer base, its success in the roll out of switched services and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks. Management fees from non-consolidated subsidiaries decreased $1.1 million as compared to the same period in the prior fiscal year primarily due to the consolidation of the above mentioned networks.

  Network operations expense increased 255% to $18.7 million for the nine months ended December 31, 1998 from $5.3 million for the same period in the prior fiscal year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the networks which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

  Selling, general and administrative expense increased 288% to $35.3 million for the nine months ended December 31, 1998 from $9.1 million for the same period in the prior fiscal year. The increase was due primarily to increased expense associated with the network expansion plan, an increase in the sales force in the Original Markets and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of the networks managed and monitored by the Company, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

  Depreciation and amortization expense increased 280% to $26.7 million during the nine months ended December 31, 1998 from $7.1 million for the same period in the prior fiscal year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned networks and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

  Interest income for the nine months ended December 31, 1998 increased
33% to $10.2 million from $7.7 million for the same period in the prior fiscal year as a result of increased cash and cash equivalents and U.S.

Government securities due to the investment of the proceeds of the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the Company's initial public offering of Class A common stock, partially offset by demand advances made to Adelphia.

  Interest income - affiliate for the nine months ended December 31, 1998 increased to $8.4 million from $0.3 million as a result of demand advances made to Adelphia during the current period.

  Interest expense increased 8% to $38.6 million during the nine months ended December 31, 1998 from $35.9 million for the same period in the prior fiscal year. The increase was attributable to the interest on the 12 1/4% Senior Secured Notes partially offset by the reduction of interest expense associated with the reduced amounts payable to Adelphia and higher interest capitalized on networks under construction.

  Equity in net loss of joint ventures increased to $9.6 million during the nine months ended December 31, 1998 from $9.3 million for the same period in the prior fiscal year. The net losses of the nonconsolidated networks for the nine months ended December 31, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks, and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

  The number of non-consolidated networks paying management fees to the Company was eight at December 31, 1998. These networks and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2.7 million for the nine months ended December 31, 1998, as compared with $3.8 million for the same period in the prior fiscal year. The non-consolidated networks' net losses, including networks under construction, for the nine months ended December 31, 1997 and 1998 aggregated approximately $13.7 million and $22.3 million respectively.

  Preferred stock dividends increased by 264% to $21.1 million for the nine months ended December 31, 1998 from $5.8 million for the same period in the prior fiscal year. The increase is due to the preferred stock which was issued in October 1997.

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

     In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management of the Company analyzes financial information of the consolidated networks and the non-consolidated joint venture networks on a combined basis. This combined financial presentation in the table below reflects Adelphia Business Solutions' consolidated financial position and results of operations adjusted for the inclusion of certain networks (Richmond, Jacksonville and Wichita) which were purchased in March 1999 (the "Adjusted Operating Results") combined with the non-consolidated joint ventures' results of operations. All combined results of operations in the table below are presented as if Adelphia Business Solutions consolidated all networks which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


                                     Year ended December 31, 1999                    Year ended December 31, 1998
                            -------------------------------------------------------------------------------------------
                                        (dollars in thousands)                          (dollars in thousands)
                                 Adjusted        Adjusted                       Adjusted        Adjusted
                               Consolidated   Joint Venture    Combined       Consolidated    Joint Venture    Combined
                                Operating       Operating      Operating       Operating        Operating      Operating
                                 Results         Results        Results         Results          Results        Results
                            -------------------------------------------------------------------------------------------
Revenues                          $159,803          $38,524    $198,327          $ 55,925          $11,231     $ 67,156
Direct Operating Expenses           60,346           11,764      72,110            26,664            6,634       33,298
                            -------------------------------------------------------------------------------------------
Gross Margin                        99,457           26,760     126,217            29,261            4,597       33,858
Gross Margin Percentage               62.2%            69.5%       63.6%             52.3%            40.9%        50.4%
Selling, General and
  Administrative Expenses          144,531           20,086     164,617            45,800           12,471       58,271
                            -------------------------------------------------------------------------------------------
EBITDA (a)                         (45,074)           6,674     (38,400)          (16,539)          (7,874)     (24,413)
                            -------------------------------------------------------------------------------------------
EBITDA Percentage of
  Revenues                           (28.2%)           17.3%      (19.4%)           (29.6%)          (70.1%)      (36.4%)


                                                                              December 1999 Year vs.
                                                                                December 1998 Year
                                                  --------------------------------------------------------------------------
% Change Comparison                                      Consolidated              Joint Venture               Combined
                                                           Operating                 Operating                 Operating
                                                            Results                   Results                   Results
                                                  --------------------------------------------------------------------------
Revenues                                                           185.7%                      243.0%                  195.3%
Direct Operating Expenses                                          126.3%                       77.3%                  116.6%
                                                  --------------------------------------------------------------------------
Gross Margin                                                       239.9%                      482.1%                  272.8%
Selling, General and Administrative Expenses                       215.6%                       61.1%                  182.5%
                                                  --------------------------------------------------------------------------
EBITDA (a)                                                            NM(b)                       NM(b)                (57.3%)
                                                  --------------------------------------------------------------------------

(a) EBITDA and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(b)  Not meaningful

Liquidity and Capital Resources

  The development of the Company's business and the installation and expansion of the networks, as well as the development of the markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $146.8 million and $453.2 million for the nine months ended December 31, 1998 and the twelve months ended December 31, 1999, respectively. Further, investments made by the Company in nonconsolidated networks and in LMDS licenses were $69.0 million and $24.5 million for the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. The significant increase in capital expenditures for the year ended December 31, 1999 is largely attributable to capital expenditures necessary to develop the Original Markets and the New Markets, as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Financing Transactions" and "Acquisitions of Partners Interests" above.

  The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

  Expansion of the Company's Original Markets and services and the development of New Markets and additional networks and services requires significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of New Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches or remote switching modules in all of its Original Markets and plans to install regional super switches in certain key New Markets when such New Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its New Markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to purchase its partners' interest in the joint ventures when it can do so at attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand, demand loans to Adelphia and the U.S. government securities pledged as of December 31, 1999, a total of approximately $500 million will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from January 1, 2000 through the quarter ending December 31, 2000.

  In addition, there can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variances from expected capital expenditure requirements for Original Markets and New Markets and development of the LMDS spectrum, or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company on economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new markets not currently planned.

  The Company will need substantial additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and joint venture levels, internally generated funds, equity invested by Local Partners in joint ventures and additional debt or equity financings, as appropriate, and expects to fund any potential additional purchase of partnership interests of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.

Recent Accounting Pronouncements

  Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of the impact of SFAS No. 133 on the Company's financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

Impact of Inflation

  The Company does not believe that inflation has had a significant impact on the Company's consolidated operations or on the operations of the joint ventures in the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company uses fixed rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.

                                         Expected Maturity
                           -------------------------------------------
                              2000    2001    2002      2003      2004   Thereafter     Total    Fair Value
                           --------------------------------------------------------------------------------
Debt:                          ---     ---     ---   303,840   250,000      560,848   1,114,688   1,120,837
Fixed Rate
 Average Interest Rate       12.53%  12.53%  12.53%    12.42%    12.61%       12.61%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes thereto and independent auditors' report follow.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report.....................................................................      36
Consolidated Balance Sheets, December 31, 1998 and 1999..........................................      37
Consolidated Statements of Operations, Year Ended March 31, 1998, Nine Months
        Ended December 31, 1998 and Year Ended December 31, 1999.................................      38
Consolidated Statements of Common Stock and Other Stockholders' Equity (Deficiency),
        Year Ended March 31, 1998, Nine Months Ended December 31, 1998 and Year Ended
        December 31, 1999........................................................................      39
Consolidated Statements of Cash Flows, Year Ended March 31, 1998, Nine Months Ended
        December 31, 1998 and Year Ended December 31, 1999.......................................      40
Notes to Consolidated Financial Statements.......................................................      41

INDEPENDENT AUDITORS' REPORT

Adelphia Business Solutions, Inc.:

  We have audited the accompanying consolidated balance sheets of Adelphia Business Solutions, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, of common stock and other stockholders' equity (deficiency) and of cash flows for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Business Solutions, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
March 1, 2000

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands except per share amounts)

                                                                                              December 31,
                                                                                   -----------------------------------
                                                                                         1998              1999
                                                                                   ----------------  -----------------
ASSETS:
-------
Current assets:
  Cash and cash equivalents......................................................        $ 242,570         $    2,133
  Due from parent - net..........................................................            4,950            392,629
  Due from affiliates - net......................................................            1,078              6,230
  Accounts receivable - net......................................................           14,221             68,075
  Other current assets...........................................................            1,362              9,852
                                                                                         ---------         ----------
     Total current assets........................................................          264,181            478,919

U.S. government securities - pledged.............................................           58,054             29,899
Investments......................................................................          112,328             44,066
Property, plant and equipment--net...............................................          374,702            943,756
Other assets--net................................................................           27,077             67,063
                                                                                         ---------         ----------
     Total.......................................................................        $ 836,342         $1,563,703
                                                                                         =========         ==========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
 (DEFICIENCY):
-------------------------------------------------------------------------
Current liabilities:
  Accounts payable...............................................................        $  20,386         $  150,151
  Accrued interest and other liabilities.........................................           19,142             27,595
                                                                                         ---------         ----------
     Total current liabilities...................................................           39,528            177,746

13% Senior Discount Notes due 2003...............................................          220,784            253,860
12 1/4% Senior Secured Notes due 2004............................................          250,000            250,000
12% Senior Subordinated Notes due 2007...........................................              ---            300,000
Other debt.......................................................................           23,325             41,318
                                                                                         ---------         ----------
     Total liabilities...........................................................          533,637          1,022,924
                                                                                         ---------         ----------

12 7/8% Senior Exchangeable Redeemable Preferred Stock...........................          228,674            260,848
                                                                                         ---------         ----------
Commitments and contingencies (Note 7)

Common stock and other stockholders' equity (deficiency):
  Class A common stock, $0.01 par value, 800,000,000 shares authorized,
    22,376,071 and 34,066,587 shares outstanding, respectively...................              224                341
  Class B common stock, $0.01 par value, 400,000,000 shares authorized,
    32,314,761 and 35,371,458 shares outstanding, respectively...................              323                354
  Additional paid in capital.....................................................          286,782            666,021
  Class B common stock warrants..................................................            4,483              2,177
  Unearned stock compensation....................................................              ---             (5,715)
  Accumulated deficit............................................................         (217,781)          (383,247)
                                                                                         ---------         ----------
     Total common stock and other stockholders' equity (deficiency)..............           74,031            279,931
                                                                                         ---------         ----------
     Total.......................................................................        $ 836,342         $1,563,703
                                                                                         =========         ==========

                See notes to consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands except per share amounts)

                                                                                                 Nine Months
                                                                                Year Ended           Ended         Year Ended
                                                                                 March 31,        December 31,    December 31,
                                                                                   1998               1998            1999
                                                                                ----------       -------------    ------------
Revenues.....................................................................    $ 13,510          $ 34,776         $ 154,575
                                                                                 --------          --------         ---------
Operating expenses:
  Network operations.........................................................       7,804            18,709            58,525
  Selling, general and administrative........................................      14,314            35,341           142,615
  Depreciation and amortization..............................................      11,477            26,671            65,244
                                                                                 --------          --------         ---------
       Total.................................................................      33,595            80,721           266,384
                                                                                 --------          --------         ---------

Operating loss...............................................................     (20,085)          (45,945)         (111,809)

Other income (expense):
  Interest income............................................................      13,304            10,233            19,933
  Interest income - affiliate................................................         ---             8,395             8,483
  Interest expense...........................................................     (49,334)          (38,638)          (74,314)
  Other income...............................................................         ---             1,113               ---
                                                                                 --------          --------         ---------
Loss before income taxes, equity in net loss of joint ventures and
 extraordinary gain..........................................................     (56,115)          (64,842)         (157,707)
Income tax expense...........................................................         ---               ---                (1)
                                                                                 --------          --------         ---------
Loss before equity in net loss of joint ventures and extraordinary gain......     (56,115)          (64,842)         (157,708)
Equity in net loss of joint ventures.........................................     (12,967)           (9,580)           (7,758)
                                                                                 --------          --------         ---------
Loss before extraordinary gain...............................................     (69,082)          (74,422)         (165,466)
Extraordinary gain on repurchase of debt.....................................         ---               237               ---
                                                                                 --------          --------         ---------
Net loss.....................................................................     (69,082)          (74,185)         (165,466)
Dividend requirements applicable to preferred stock..........................     (12,409)          (21,117)          (31,618)
                                                                                 --------          --------         ---------
Net loss applicable to common stockholders...................................    $(81,491)         $(95,302)        $(197,084)
                                                                                 ========          ========         =========
Basic and diluted net loss per weighted average share of common stock
 before extraordinary gain...................................................    $  (2.33)         $  (1.81)        $   (3.47)
Basic and diluted extraordinary gain on repurchase of debt per weighted
 average share of common stock...............................................         ---              0.01               ---
                                                                                 --------          --------         ---------
Basic and diluted net loss per weighted average share of common stock........    $  (2.33)         $  (1.80)        $   (3.47)
                                                                                 ========          ========         =========
Weighted average shares of common stock outstanding..........................      34,986            53,035            56,739
                                                                                 ========          ========         =========

                See notes to consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY
                                  (DEFICIENCY)
                (Dollars in thousands except per share amounts)

                                                                                             Class A           Class B
                                      Class A           Class B          Additional           Common            Common
                                      Common            Common             Paid-in             Stock             Stock
                                       Stock             Stock             Capital            Warrant           Warrants
                                      -------          --------          -----------         ---------          ---------
Balance, March 31, 1997.............     $  3             $325             $    153           $    ---            $11,087
         Issuance of Class A
              common stock warrant..      ---              ---                  ---             13,000                ---
         Dividend requirements
             applicable to preferred
             stock..................      ---              ---                  ---                ---                ---
         Other......................      ---              ---                  ---                ---                ---
         Issuance of Class A
              common stock bonus....        1              ---                   26                ---                ---
         Net loss...................      ---              ---                  ---                ---                ---
                                         ----             ----             --------           --------           --------
Balance, March 31, 1998.............        4              325                  179             13,000             11,087
         Proceeds from issuance of
              Class A common stock..      129              ---              190,731                ---                ---
         Proceeds from issuance of
              Class A common stock
               to Adelphia..........       33              ---               49,827                ---                ---
         Exercise of Class A
              common stock warrant..        7              ---               12,993            (13,000)               ---
         Conversion of note and
              payables to Adelphia
               to Class A common
               stock................       36              ---               44,222                ---                ---
         Exercise of Class B
              common stock warrants.      ---                8                6,596                ---             (6,604)
         Conversion of Class B
              common stock to
              Class A common stock..       10              (10)                 ---                ---                ---
         Repayment of loan
               to stockholders......      ---              ---                  ---                ---                ---
         Dividend requirements
               applicable to
                preferred stock.....      ---              ---              (18,168)               ---                ---
         Other......................      ---              ---                 (353)               ---                ---
         Issuance of Class A                                                                                          ---
               common stock bonus...        5              ---                  755                ---                ---
         Net loss...................      ---              ---                  ---                ---                ---
                                         ----             ----             --------           --------           --------
Balance December 31, 1998...........      224              323              286,782                ---              4,483
         Proceeds from issuance of
              Class A common stock..       88              ---              252,766                ---                ---
         Proceeds from issuance of
              Class B common stock..      ---               52              149,948                ---                ---
         Exercise of Class B
              common stock warrants.      ---                3                2,303                ---             (2,306)
         Conversion of Class B
              common stock to
              Class A common stock..       24              (24)                 ---                ---                ---
         Unearned stock
              compensation..........        4              ---                6,396                ---                ---
         Dividend requirements
               applicable to
               preferred stock......      ---              ---              (31,618)               ---                ---
         Other......................        1              ---                 (556)               ---                ---
         Net loss...................      ---              ---                  ---                ---                ---
                                         ----             ----             --------           --------            -------
Balance December 31, 1999...........     $341             $354             $666,021           $    ---            $ 2,177
                                         ====             ====             ========           ========            =======

                                           Loans to             Unearned Stock        Accumulated
                                         Stockholders            Compensation           Deficit             Total
                                         ------------           --------------        -----------         ---------
Balance, March 31, 1997.............       $(3,000)                 $   ---            $ (58,822)         $ (50,254)
         Issuance of Class A
              common stock warrant..           ---                      ---                  ---             13,000
         Dividend requirements
             applicable to preferred
             stock..................           ---                      ---              (12,409)           (12,409)
         Other......................           ---                      ---                 (273)              (273)
         Issuance of Class A
              common stock bonus....           ---                      ---                  ---                 27
         Net loss...................           ---                      ---              (69,082)           (69,082)
                                           -------                  -------            ---------          ---------
Balance, March 31, 1998.............        (3,000)                     ---             (140,586)          (118,991)
         Proceeds from issuance of
              Class A common stock..           ---                      ---                  ---            190,860
         Proceeds from issuance of
              Class A  common stock
              to Adelphia...........           ---                      ---                  ---             49,860
         Exercise of Class A
              common stock warrant..           ---                      ---                  ---                ---
         Conversion of note and
              payables to Adelphia
              to Class A common
              stock.................           ---                      ---                  ---             44,258
         Exercise of Class B
              common stock warrants.           ---                      ---                  ---                ---
         Conversion of Class B
              common stock to
              Class A common stock..           ---                      ---                  ---                ---
         Repayment of loan
               to stockholders......         3,000                      ---                  ---              3,000
         Dividend requirements
               applicable to
               preferred stock......           ---                      ---               (2,949)           (21,117)
         Other......................           ---                      ---                  (61)              (414)
         Issuance of Class A
               common stock bonus...           ---                      ---                  ---                760
         Net loss...................           ---                      ---              (74,185)           (74,185)
                                           -------                  -------            ---------          ---------
Balance December 31, 1998...........           ---                      ---             (217,781)            74,031
         Proceeds from issuance of
              Class A common stock..           ---                      ---                  ---            252,854
         Proceeds from issuance of
              Class B common stock..           ---                      ---                  ---            150,000
         Exercise of Class B
              common stock warrants.           ---                      ---                  ---                ---
         Conversion of Class B
              common stock to
              Class A common stock..           ---                      ---                  ---                ---
         Unearned stock
              compensation..........           ---                   (5,715)                 ---                685
         Dividend requirements
               applicable to
               preferred stock......           ---                      ---                  ---            (31,618)
         Other......................           ---                      ---                  ---               (555)
         Net loss...................           ---                      ---             (165,466)          (165,466)
                                           -------                  -------            ---------          ---------
Balance December 31, 1999...........       $   ---                  $(5,715)           $(383,247)         $ 279,931
                                           =======                  =======            =========          =========

                See notes to consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                  Nine Months
                                                                                 Year Ended          Ended         Year Ended
                                                                                   March 31,      December 31,    December 31,
                                                                                 --------------  --------------  --------------
                                                                                      1998            1998            1999
                                                                                 --------------  --------------  --------------
Cash flows from operating activities:
  Net loss.....................................................................      $ (69,082)      $ (74,185)      $(165,466)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation..............................................................          9,038          23,838          59,430
     Amortization..............................................................          2,439           2,833           5,814
     Equity in net loss of joint ventures......................................         12,967           9,580           7,758
     Non-cash interest expense.................................................         34,038          23,857          33,076
     Noncash stock compensation................................................             27             761             685
     Extraordinary gain on repurchase of debt..................................            ---            (237)            ---
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Other assets--net......................................................         (5,302)        (15,533)        (62,580)
        Accounts payable.......................................................          6,023           9,862         127,697
        Accrued interest and other liabilities.................................          3,519          10,414          11,071
                                                                                     ---------       ---------       ---------
Net cash (used in) provided by operating activities............................         (6,333)         (8,810)         17,485
                                                                                     ---------       ---------       ---------
Cash flows from investing activities:
    Net cash used for acquisitions.............................................        (65,968)            ---        (129,118)
    Expenditures for property, plant and equipment.............................        (68,629)       (146,752)       (453,206)
    Repayment of senior secured note...........................................            ---             ---          20,000
    Investments in joint ventures..............................................        (64,260)        (69,018)        (24,496)
    Investments in U.S. government securities - pledged........................        (83,400)            ---             ---
    Sale of U.S. government securities - pledged...............................         15,653          15,312          30,626
                                                                                     ---------       ---------       ---------
Net cash used in investing activities..........................................       (266,604)       (200,458)       (556,194)
                                                                                     ---------       ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of preferred stock..................................        194,522             ---             ---
    Proceeds from issuance of Class A common stock.............................            ---         255,462         262,500
    Proceeds from issuance of Class B common stock.............................            ---             ---         150,000
    Proceeds from sale and leaseback of equipment..............................         14,876             ---             ---
    Proceeds from debt.........................................................        250,000             ---         300,000
    Repayments of debt.........................................................         (2,326)        (19,868)         (5,668)
    Costs associated with debt financing.......................................        (12,664)            ---          (6,180)
    Costs associated with issuance of common stock.............................            ---         (14,742)         (9,646)
    Repayment of loans from stockholders.......................................            ---           3,000             ---
    Advances to affiliates.....................................................           (535)         (2,764)       (392,734)
                                                                                     ---------       ---------       ---------
Net cash provided by financing activities......................................        443,873         221,088         298,272
                                                                                     ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents...............................        170,936          11,820        (240,437)
Cash and cash equivalents, beginning of period.................................         59,814         230,750         242,570
                                                                                     ---------       ---------       ---------
Cash and cash equivalents, end of period.......................................      $ 230,750       $ 242,570       $   2,133
                                                                                     =========       =========       =========

                See notes to consolidated financial statements.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

(1)  The Company and Summary of Significant Accounting Policies

Organization and Business

  The consolidated financial statements include the accounts of Adelphia Business Solutions, Inc. and its more than 50% owned subsidiaries ("Adelphia Business Solutions" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company was formed in 1991 and is a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia"). On October 25, 1999, the stockholders of the Company elected to change the name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc. With this decision, management believes the strengths of Adelphia and the Company are further aligned to develop a single brand in the communications marketplace.

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

  On November 30, 1999, the Company issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously with the closing of this transaction, the Company issued and sold 5,181,350 shares of Class B common stock to Adelphia at a purchase price of $28.95 per share.

  At December 31, 1999, Adelphia owned approximately 60% of Adelphia Business Solutions' outstanding common stock and held approximately 90% of the total voting rights.

  The Company is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 53 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve its customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over our own national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission and Internet connectivity. The Company offers its customers a choice of receiving these services separately or as a bundled packages which are typically priced at a discount when compared to the price of the separate services.

  To develop the original markets and the new markets, as well as the fiber purchases to interconnect the networks, the Company expects that it will continue to incur substantial capital expenditures. A total of approximately $500,000 will be required fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from January 1, 2000 through December 31, 2000. The Company will need substantial additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and joint venture levels, internally generated funds, equity invested by local partners in joint ventures and additional debt or equity financings, as appropriate, and expects to fund any potential additional purchase of partnership interest of local partners through existing resources, internally generated funds and additional debt or equity financings, as

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

appropriate. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient debt or equity capital on terms that it will consider acceptable, or at all.

     Joint ventures in which the Company does not have a majority interest are accounted for under the equity method of accounting.

Acquisitions of Partner Interests

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

     During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of approximately $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%.

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

     The following unaudited financial information of the Company assumes that each of the transactions described above had occurred on April 1, 1997.

                                                                           Year Ended       Nine Months Ended     Year Ended
                                                                            March 31,         December 31,       December 31,
                                                                        ------------------  -----------------    ------------
                                                                               1998               1998               1999
                                                                        ------------------  -----------------    ------------
Revenues..............................................................           $ 28,061           $ 49,156          $ 162,138
Net loss..............................................................            (80,293)           (79,745)          (169,282)
Net loss applicable to common stockholders............................            (92,179)           (98,572)          (198,924)
Basic and diluted net loss per weighted average share of common stock.           $  (2.63)          $  (1.86)         $   (3.51)

Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid instruments with an initial maturity date of three months or less.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

U.S. Government Securities - Pledged

     U.S. Government Securities - Pledged consist of highly liquid investments which will be used to pay the first six semi-annual interest payments of the 12 1/4% Senior Secured Notes. Such investments are classified as held-to-maturity and the carrying value approximates market value.

Accounts Receivable

  An allowance for doubtful accounts of $1,128 and $9,640 is recorded as a reduction of accounts receivable at December 31, 1998 and 1999, respectively.

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

  The estimated useful lives of the Company's principal classes of property, plant and equipment are as follows:

Telecommunications networks............................  10-20 years
Network monitoring and switching equipment.............   5-10 years
Fiber optic use rights.................................     15 years
Other..................................................   3-10 years

Revenue Recognition

  The Company recognizes revenue from communications services in the month the related service is provided. Revenues on billings to customers for services in advance of providing such services are deferred and recognized when earned. The Company recognizes revenues related to management and network monitoring of the joint ventures in the month that the related services are provided. Reciprocal compensation revenue is an element of switched service revenue, which represents compensation from Local Exchange Carriers ("LECs") for local exchange traffic originated by other LECs terminated on the Company's facilities. Adelphia Business Solutions recognizes revenue based upon established contracts with the LECs and has established a reserve for a portion of those revenues that are under dispute.

Significant Customers

  During the year ended March 31, 1998, Adelphia Business Solutions' sales to AT&T and MCI WorldCom represented 18.3% and 14.5% of total revenues, respectively. During the nine months ended December 31, 1998, Adelphia Business Solutions' sales to AT&T and Bell Atlantic represented 11.4% and 10.1% of total revenues, respectively. During the year ended December 31, 1999, Adelphia Business Solutions' sales to AT&T and Bell Atlantic represented 8.8% and 14.7% of total revenues, respectively.

Basic and Diluted Net Loss per Weighted Average Share of Common Stock

  Basic net loss per weighted average share of common stock is computed based upon the weighted average number of common shares and warrants outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share because the Adelphia Warrant discussed in Note 6 had an antidilutive effect for the periods presented; however, the Adelphia Warrant could have a dilutive effect on earnings per share in future periods. A warrant to purchase 731,624 shares of Class A common stock and Class B common stock warrants to purchase shares of Class B common stock have been included as shares outstanding for purposes of the calculation of both basic and diluted net loss per share for, the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

Other Assets - net

  Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs at December 31, 1998 and 1999 were $14,606 and $17,434, respectively. Included in other assets at December 31, 1998 is a Senior Secured Note (See Note 3). Included in other assets at December 31, 1999 is $44,605 relating to 195 31-Ghz licenses, which cover approximately 30% of the nation's population. These licenses are a spectrum for a fixed wireless technology known as local multipoint distribution service ("LMDS").

Asset Impairments

  Adelphia Business Solutions periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Financial Instruments

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the dispersion of the Company's customer base among different customers and geographic areas.

  The Company's financial instruments include cash and cash equivalents, notes payable and redeemable preferred stock. The fair value of the notes payable exceeded carrying value by approximately $12,016 and $52,058 at December 31, 1998 and 1999, respectively. The carrying value of the redeemable preferred stock exceeded the fair value by approximately $23,938 at December 31, 1998 and was equal to the fair value at December 31, 1999. The fair values of the financial instruments were based upon quoted market prices.

Non-cash Financing and Investing Activities

     Capital leases entered into during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 totaled $24,500, $1,155 and $5,772, respectively (See Note 5). Dividend requirements applicable to preferred stock were satisfied by the issuance of an additional 6,860, 20,624 and 30,733 shares of such preferred stock during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively (See Note 5). During the nine months ended December 31, 1998, Adelphia Business Solutions converted the Note Payable - Adelphia and certain accounts payable into Class A common stock (See Note 1).

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

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

of the impact of SFAS No. 133 on the Company's financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

Reclassifications

  Certain March 31, 1998 and December 31, 1998 amounts have been reclassified to conform with the presentation for the year ended December 31, 1999.

(2)  Property, Plant and Equipment

  Property, plant and equipment consists of the following:

                                                                                        December 31,
                                                                             -----------------------------------
                                                                                   1998              1999
                                                                             ----------------  -----------------
  Telecommunications networks..............................................         $ 59,764         $  139,248
  Network monitoring and switching equipment...............................          165,697            431,078
  Fiber asset under construction (Note 3)..................................           11,500                ---
  Fiber optic use rights...................................................           44,109            108,239
  Construction in process..................................................          123,439            344,439
  Other....................................................................            8,282             18,270
                                                                                    --------         ----------
                                                                                     412,791          1,041,274
  Less accumulated depreciation............................................          (38,089)           (97,518)
                                                                                    --------         ----------
  Total....................................................................         $374,702         $  943,756
                                                                                    ========         ==========

  Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead and interest. Capitalized interest amounted to $4,271, $9,986 and $23,282 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

(3)  Investment in Fiber Asset and Senior Secured Note

  On February 20, 1997, the Company entered into several agreements regarding the leasing of dark fiber in New York state in furtherance of its strategy to interconnect its networks in the northeastern United States. Pursuant to these agreements and in consideration of a payment of $20,000, the Company received a $20,000 Senior Secured Note bearing interest at 22 1/2% (subject to reduction upon early repayment of principal) due February 2002 (subject to early redemption options), from Telergy, Inc. ("Telergy"), a right to receive 58,752 shares of Telergy Class A common stock ("Telergy Stock"), and a fully prepaid lease from a Telergy affiliate for an initial lease term of 25 years (with two additional ten-year extensions) for 24 strands of dark fiber installed or to be installed in a New York fiber optic telecommunications backbone network. As of December 31, 1998, the Company included $11,500 and $8,500 in Property, Plant and Equipment and Other Assets, respectively, as the allocation of the $20,000 payment between the fiber asset and the Senior Secured Note. No amounts were allocated to the Telergy Stock. The allocation reflected the Company's estimate of the relative fair values of the assets acquired.

  On May 15, 1998, Telergy paid the Company $1,000 in exchange for the
Telergy Stock and a gain of $1,000 was recorded by the Company, which is included in "other income" in the consolidated statement of operations. On November 10, 1998, the Senior Secured Note was amended to mature on January 20, 2000 in exchange for an indefeasible right to use ("IRU") or long term lease of certain fiber segments in New York City and along Telergy's long haul fiber segments in the northeastern United States and Southeastern Canada.

  During May, 1999, the Company received $32,329 from Telergy for the repayment of the Senior Secured Note. The payment represented $20,000 in principal and $12,329 of interest, which is included in "Interest income" in the consolidated statement of operations.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

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

The Company's nonconsolidated investments are as follows:


                                                                                                  December 31,
                                                                        Ownership       --------------------------------
                                                                        Percentage           1998             1999
                                                                      --------------    ----------------  --------------
MediaOne Fiber Technologies (Jacksonville)..........................      100.0% (1)         $  8,150         $    ---
Multimedia Hyperion Telecommunications (Wichita)....................      100.0% (1)            5,863              ---
MediaOne of Virginia (Richmond).....................................      100.0% (1)            7,284              ---
Entergy Hyperion Telecommunications of Louisiana....................      100.0% (2)            6,714              ---
Entergy Hyperion Telecommunications of Mississippi..................      100.0% (2)            7,130              ---
Entergy Hyperion Telecommunications of Arkansas.....................      100.0% (2)            7,586              ---
PECO-Hyperion (Philadelphia)........................................       50.0%               33,936           42,475
PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)...............       50.0%                7,227            7,425
Hyperion of York....................................................       50.0%                5,721            6,525
Allegheny Hyperion Telecommunications...............................       50.0%                3,043            4,975
Baker Creek Communications..........................................       49.9% (3)           44,637              ---
Other...............................................................    Various                 1,323              ---
                                                                                             --------         --------
                                                                                              138,614           61,400
Cumulative equity in net losses.....................................                          (26,286)         (17,334)
                                                                                             --------         --------
Total Investments...................................................                         $112,328         $ 44,066
                                                                                             ========         ========

(1) As discussed in Note 1, the Company has consummated agreements which increased its ownership to 100% in these networks during March 1999.
(2) As discussed in Note 1, the Company has consummated an agreement which increased its ownership to 100% in these networks during June 1999.
(3) On March 24, 1998, the Federal Communications Commission ("FCC") completed the auction of licenses for LMDS. The Company, through Baker Creek Communications, was the successful bidder for 195 31-Ghz licenses, which cover approximately 30% of the nation's population - in excess of 83 million people in the eastern half of the United States. In connection with the FCC's full review of all bids and the granting of final licenses it was concluded that the Company, through Baker Creek Communications, would acquire the entire interest in the 195 licenses for a total cost of approximately $44,605, all of which was paid as of October 26, 1998. On September 30, 1999, the FCC granted the Company's request to transfer, and the Company transferred the licenses from Baker Creek Communications to a wholly owned subsidiary of the Company. The licenses are included in Other assets - net on the consolidated balance sheet at December 31, 1999 (See
     Note 1).

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  Summarized unaudited combined financial information for the Company's nonconsolidated investments listed above being accounted for using the equity method of accounting as of the dates and for the periods ended, is as follows:

                                                               December 31,
                                                       1998                    1999
                                               ---------------------  ----------------------
   Current assets............................              $ 11,315                $ 21,645
   PP&E-net..................................               190,552                 112,210
   Non-current assets........................                47,522                      55
   Current liabilities.......................                18,599                  10,175
   Non-current liabilities...................                48,635                  45,278


                                                           Year Ended          Nine months ended         Year Ended
                                                             March 31,             December 31,           December 31,
                                                               1998                    1998                  1999
                                                           -----------         -----------------         -------------
   Revenues..................................              $ 11,999                $ 24,986              $ 43,753
   Net loss..................................               (19,923)                (22,325)              (15,154)


(5)  Financing Arrangements

Note payable - Adelphia

   The Company had an unsecured credit arrangement with Adelphia which had no repayment terms prior to April 15, 1996. On April 15, 1996, $25,000 of the proceeds from the sale of the 13% Senior Discount Notes (the "Senior Discount Notes") and Class B common stock warrants were used to repay a portion of this obligation. Interest expense and fees on this credit arrangement were based upon the weighted average cost of unsecured borrowings of Adelphia during the corresponding periods. Effective April 15, 1996, the remaining balance due on the Note payable-Adelphia was evidenced by an unsecured subordinated note due April 16, 2003. This obligation had an interest rate of 16.5% per annum. Interest accrued through May 8, 1998 on the amount outstanding to Adelphia totaled $10,645. On May 8, 1998, the Note payable - Adelphia and all accrued interest was converted into shares of Class A common stock simultaneously with the closing of the IPO (See Note 1).

13% Senior Discount Notes and Class B Common Stock Warrants

  On April 15, 1996, the Company issued $329,000 of 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants to purchase an aggregate of 1,993,638 shares of its Class B common stock. Prior to April 15, 2001, interest on the Senior Discount Notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The Senior Discount Notes are unsecured and are senior to all future subordinated indebtedness. On or after April 15, 2001, the Company may redeem, at its option, all or a portion of the Senior Discount Notes at 106.5%, which declines to par in 2002, plus accrued interest.

  The holders of the Senior Discount Notes may put the Senior Discount Notes to the Company at any time at a price of 101% of accreted principal upon the occurrence of a Change of Control (as defined in the Indenture). In addition, the Company will be required to offer to purchase Senior Discount Notes at a price of 100% with the proceeds of certain asset sales (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity interests or subordinated debt, sale-- leaseback transactions, liens, transactions with affiliates, sales of Company assets, mergers and consolidations.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  The Class B common stock warrants are exercisable at $0.00308 per share, upon the earlier of May 1, 1997 or a Change of Control. Unless exercised, the Class B common stock warrants expire on April 1, 2001. The number of shares and the exercise price for which a warrant is exercisable are subject to adjustment under certain circumstances. Through December 31, 1999, 264,405 warrants were exercised and converted into 1,602,294 shares of Class B common stock. Of the 1,602,294 shares issued, 1,189,965 shares had been converted into Class A common stock as of December 31, 1999. The Company received $5 in consideration for the exercise of the warrants.

  During the nine months ended December 31, 1998, the Company paid $17,313 to repurchase a portion of the Senior Discount Notes which had a face value of $25,160 and a carrying value of $17,750. The notes were retired upon repurchase which resulted in a $237 gain.

12 1/4% Senior Secured Notes

  On August 27, 1997, the Company issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004 (the "Senior Secured Notes"). The Senior Secured Notes are collateralized through the pledge of the common stock of certain of the Company's wholly owned subsidiaries. A portion of the proceeds was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the Senior Secured Notes as required by the Indenture.

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

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

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

12% Senior Subordinated Notes due 2007

  On March 2, 1999, Adelphia Business Solutions issued $300,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007 ("Subordinated Notes"). An entity controlled by members of the Rigas Family, controlling stockholders of Adelphia, purchased $100,000 aggregate principal amount of the Subordinated Notes directly from the Company. Proceeds to the Company, net of discounts, commissions and other transaction costs were approximately $295,000.

  Interest is payable semi-annually commencing May 1, 1999. The Subordinated Notes rank behind all current and future indebtedness (other than trade payables), except indebtedness that expressly provides that it is not senior to the notes. On or before November 1, 2003 and subject to certain restrictions, the Company may redeem at its option, up to 25% of the aggregate principal amount of the Subordinated Notes at a price of 112.00% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after November 1, 2003, the Company may redeem, at its option, all or a portion of the Subordinated Notes at 106.00% of principal which declines to par in 2005, plus accrued interest. The holders of the Subordinated Notes may put them to the Company at a price of 101.00% of principal upon the occurrence of a Change in Control (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowing, payment of dividends, and other distributions, repurchase of equity, interests, transactions with affiliates and the sale of assets.

Long Term Lease Facility

  On December 31, 1997, the Company consummated an agreement for a $24,500 long-term lease facility with AT&T Capital Corporation. The lease facility provides financing for certain of the switching equipment. Included in the lease facility is the sale and leaseback of certain switch equipment for which the Company received $14,876.

Vendor Financing

  The Company has arrangements with several equipment providers which provide the Company with payment terms which range from 6 to 12 months with 0% interest. The Company has purchased equipment from these vendors and the amounts due are included in accounts payable on the consolidated balance sheet.

Other Debt

  Other debt consists primarily of capital leases entered into in connection with the acquisition of fiber leases for use in the telecommunications networks and the long-term lease facility described above. The interest rate on such debt ranges from 7.5% to 15.0%.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  Maturities of other debt for the five years after December 31, 1999 are as follows:

   2000.............................................       $5,500
   2001.............................................        5,013
   2002.............................................        5,597
   2003.............................................        5,821
   2004.............................................        6,340

(6)  Common Stock and Other Stockholders' Equity (Deficiency)

  Adelphia Business Solutions' authorized capital stock consists of 800,000,000 shares of Class A common stock, par value $0.01 per share, 400,000,000 shares of Class B common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share.

Common Stock

  Shares of Class A common stock and Class B common stock are substantially identical, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders. Each share of Class B common stock is convertible into one share of Class A common stock. In the event a cash dividend is paid, the holders of the Class A and the Class B common stock will be paid an equal amount.

  Prior to the IPO in May 1998, certain former company officers (the "Officers") were parties to a stockholder agreement, as amended (the "Stockholder Agreement") with Adelphia. The Stockholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any of the officers or (b) after October 7, 1998, such officers may put their shares to Adelphia for fair market value, unless such put rights are terminated as a result of the registration of the Company's common stock under the Securities Act of 1933 (the "Securities Act") and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Officers. The Stockholder Agreement terminated automatically upon the date of the IPO.

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

  Pursuant to agreements among the Company, Adelphia and the Officers, simultaneous with the consummation of the IPO, (i) the Stockholder Agreement and Loan Agreements terminated, (ii) the Officers each repaid the $1,000 borrowed from the Company pursuant to the Loan Agreements plus accrued interest thereon by each selling 66,667 shares of Class B common stock to Adelphia and using the proceeds therefrom to repay such loans and (iii) the Company paid to the management stockholders bonus payments in the amount of interest accruing on the Loans from the date six months after the date of the Loan Agreements and any additional amounts necessary to pay income taxes applicable to such bonus payments.

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

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  On October 25, 1999, the shareholders of the Company approved an amendment to
Article IV of the Amended and Restated Certificate of Incorporation increasing the number of authorized shares of capital stock from 455,000,000 to 1,250,000,000, the authorized number of Class A common stock from 300,000,000 to 800,000,000, the authorized number of shares of Class B common stock from 150,000,000 to 400,000,000, and the authorized number of shares of Preferred Stock from 5,000,000 to 50,000,000.

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

Adelphia Warrant

  On June 13, 1997, the Company entered into agreements with MCI. Pursuant to these agreements the Company is designated MCI's preferred provider for new end user dedicated access circuits and of conversions of end user dedicated access circuits as a result of conversions from the incumbent LEC in the Company's markets. Adelphia Business Solutions also has certain rights of first refusal to provide MCI with certain communications services. Under this arrangement, the Company issued a warrant to purchase 913,380 shares of Class A common stock for $6.15 per share to MCI (the "MCI Warrant") representing 2 1/2% of the common stock of the Company on a fully diluted basis. MCI could receive additional warrants to purchase up to an additional 6% of the shares of the Company's Class A common stock, on a fully diluted basis, at fair value, if MCI met certain purchase volume thresholds over the term of the agreement.

  In connection with the IPO and the related over-allotment option, the Company and MCI entered into an agreement that provides as follows with respect to the MCI Warrant and MCI's right to receive additional MCI warrants as a result of the IPO (the "Additional MCI Warrants"): (i) the Additional MCI Warrants issued with respect to the shares sold to the public in the IPO, the over-allotment option and with respect to the Adelphia shares purchased will have an exercise price equal to the lower of $6.15 per share or the price per share to the public in the IPO (the "IPO Price"), and (ii) Adelphia purchased from MCI the MCI Warrant and the Additional MCI Warrants for a purchase price equal to the number of Class A common stock shares issuable under the warrants being purchased times the IPO Price minus the underwriting discount, less the aggregate exercise price of such warrants. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and Adelphia Business Solutions, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia, which expires three years after its issuance, to purchase 200,000 shares of Class A common stock at an exercise price equal to the IPO Price.

Long-Term Incentive Compensation Plan

  On October 3, 1996, the Board of Directors and stockholders of the Company approved the Company's 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Class A common stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of the Company's common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides the incentive stock options must be granted with an exercise price of not less than the fair market

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

value of the underlying common stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods.

  In August 1999, the Company issued under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (i) stock options (the "Rigas Options") covering 100,000 shares of Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at $16.00 per share and (ii) stock awards (the "Rigas Grants") covering 100,000 shares of Class A common stock, which stock awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director).

  In addition to the Rigas Options, certain employees have been granted options to purchase shares of Class A common stock at prices equal to the fair market value of the shares on the date the option was granted. Options are exercisable beginning from immediately after granting and have a maximum term of ten years.

  The following table summarizes stock option activity under all plans:

                                                               Number of shares     Weighted average
                                                                  subject to       exercise price per
                                                                     options             share
Outstanding, December 31, 1998                                           ---                  ---
Granted                                                              600,417                $15.13
                                                                     -------                ------
Outstanding, December 31, 1999                                       600,417                $15.13
                                                                     =======                ======

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                 Options outstanding                                 Options exercisable
                                 -------------------                                 -------------------
                                   Weighted average                                    Weighted average        Weighted
                                      remaining         Weighted average                    remaining            average
Exercise price per   Number of     contractual life      exercise price    Number of     contractual life     exercise price
      share            shares          (years)             per share         shares          (years)            per share
-----------------------------------------------------------------------------------------------------------------------------
$ 12.13 - $ 16.00     600,417              5.2              $15.13          200,417             6.3               $13.38

  SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's statement of operations, because the Company applies the provisions of APB 25, "Accounting for Stock Issued to Employees," which specifies that no compensation charge arises when the exercise price of the employees' stock options equals or exceeds the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

  SFAS 123 pro forma numbers are as follows:


                                                                                        Year ended
                                                                                    December 31, 1999
                                                                                 ---------------------
  Net loss-as reported                                                                       $(165,466)
  Net loss-Pro forma applying SFAS 123                                                        (167,800)
  Basic and diluted net loss per common share-as reported under ABP 25                           (3.47)
  Basic and diluted net loss per common share-pro forma under SFAS 123                           (3.51)

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  Under SFAS 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           Employee Stock Options
                                                          Year ended December 31,
                                                                    1999
                                                    ---------------------------------
Expected dividend yield                                                  0%
Risk-free interest rate                                               6.93%
Expected volatility                                                     50%
Expected life (in years)                                               5.2

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

  In addition to the stock options and Rigas Grants, the Company issued 58,500 shares of Class A common stock to certain employees for both the year ended March 31,1998 and the nine months ended December 31,1998 resulting in the recognition of $27 and $761 of compensation expense, respectively.

(7)  Commitments and Contingencies

  The Company rents office space, node space and fiber under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,236, $1,893 and $10,166 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

  The minimum future lease obligations under the noncancelable operating leases as of December 31, 1999 are approximately:


Period ending December 31,
--------------------------
   2000..............................................................................      $12,617
   2001..............................................................................       12,309
   2002..............................................................................       12,063
   2003..............................................................................       12,278
   2004..............................................................................       10,467
   Thereafter........................................................................       48,761

   During July 1999, the Company purchased the naming rights to the NFL Football Tennessee Titans stadium in Nashville, Tennessee. The term of the naming rights contract is for 15 years and requires the Company to pay $2,000 per year.

  The communications industry and Adelphia Business Solutions are subject to extensive regulation at the federal, state and local levels. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 ("Telecommunications Act"), the most comprehensive reform of the nation's telecommunications laws since the the Commununications Act of 1934. Management of the Company is unable to predict the effect that the Telecommunications Act, related rulemaking proceedings or other future rulemaking proceedings will have on its business and results of operations in future periods.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  Adelphia Business Solutions has entered into a series of agreements with several local and long-haul fiber optic network providers that will allow the Company to accelerate its national expansion. These agreements, totaling approximately $288,867, provide the Company with ownership or an IRU to over 25,000 route miles of local and long-haul fiber optic cable. Through December 31, 1999, the Company has paid $108,903 of the total due under the agreements, which was included in property, plant and equipment. The Company believes this will allow it to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect most of its 53 existing markets and to enter and interconnect approximately 150 new markets by the end of 2001.

The estimated obligations under these arrangements as of December 31, 1999 are approximately:

Period ending December 31,
--------------------------
   2000..............................................................................     $149,911
   2001..............................................................................       16,039
   2002..............................................................................          453
   2003..............................................................................          453
   2004..............................................................................          453
   Thereafter........................................................................       12,655

  In addition to the amounts due under the agreements for the fiber optic cable, the Company is also required to pay certain fiber optic network providers for pro-rated maintenance and rights of ways fees on a yearly basis.


(8)  Related Party Transactions

  The following table summarizes the Company's transactions with related parties:

                                                                                     Nine Months
                                                                   Year Ended           Ended          Year Ended
                                                                   March 31,         December 31,      December 31,
                                                               ------------------  ----------------  ----------------
                                                                      1998               1998              1999
                                                               ------------------  ----------------  ----------------
   Revenues:
      Management fees........................................              $3,809            $2,135            $4,948
      Telecommunications service revenue.....................                 173               363             1,840
      Network monitoring fees................................                 977               589               ---
      Special access fees....................................                 500               ---               ---
                                                                           ------            ------            ------
      Total..................................................              $5,459            $3,087            $6,788
                                                                           ======            ======            ======

   Interest Income...........................................              $  617            $8,395            $8,483
                                                                           ======            ======            ======

   Expenses:
      Interest expense.......................................              $5,997            $  737            $  ---
      Allocated corporate costs..............................               1,656             2,981             8,587
      Fiber leases...........................................                  47               139               236
                                                                           ------            ------            ------
      Total..................................................              $7,700            $3,857            $8,823
                                                                           ======            ======            ======

  Management fees from related parties represent fees received by the Company from its unconsolidated joint ventures for the performance of financial, legal, regulatory, network design, construction and other administrative services.

  Telecommunications services revenue from related parties represent fees received by the Company from Adelphia for providing switched services to various Adelphia offices, including Coudersport, Pennsylvania.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

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

  Interest expense relate to the Note payable--Adelphia (See Note 5).

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

  During the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, the Company paid $299, $1,044 and $7,577, respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services at market rates.

  During the nine months ended December 31, 1998 and the year ended December 31, 1999, the Company made demand advances to Adelphia. At December 31, 1998 and 1999, $4,950 and $392,629 respectively were outstanding under this agreement. The Company received interest on such advances at a rate of 5.15%, which is included in interest income - affiliate in the consolidated statement of operations. Demand advances represent cash held by Adelphia's centralized cash management system immediately available to the Company for any corporate purpose on demand.

(9)   Employee Benefits Plan

  The Company participates in the Adelphia 401(k) and stock value plan which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. The Company matches contributions up to 1.5% of each participant's pre-tax compensation. During the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, no significant matching contributions were made by the Company. The 401(k) and stock value plan also provides for certain stock incentive awards on an annual basis.

  In addition to the 401(k) and stock value plan, the Company participates in an Adelphia stock incentive plan which provides certain management level employees with compensation bonuses based on a weighted average of Adelphia Class A common stock and Adelphia Business Solutions Class A common stock performance. Costs associated with this plan to the Company was approximately $1,746 for the year ended December 31, 1999.

(10)  Income Taxes

  Adelphia and its corporate subsidiaries (including the Company) filed consolidated federal income tax returns for the year ended March 31, 1998. For the nine months ended December 31, 1998 and the year ended December 31, 1999, Adelphia Business Solutions will not be included within Adelphia's consolidated federal income tax return. For financial reporting purposes, current and deferred income tax assets and liabilities are

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

computed on a separate company basis. At December 31, 1998 and 1999, the Company had net operating loss carryforwards for federal income tax purposes of $178,503 and $351,539, respectively, expiring through 2019.

  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  The Company's net deferred tax asset included in other assets - net is comprised of the following:

                                                                                                December 31,
                                                                                      --------------------------------
                                                                                           1998             1999
                                                                                      --------------  ----------------
   Deferred tax assets:
    Differences between book and tax basis of intangible assets.....................       $    138         $   1,562
    Net operating loss carryforwards................................................         71,391           142,993
    Allowance for doubtful accounts and other.......................................             77             4,384
                                                                                           --------         ---------
      Total.........................................................................         71,606           148,939
    Valuation allowance.............................................................        (48,746)         (114,043)
                                                                                           --------         ---------
      Total.........................................................................         22,860            34,896
                                                                                           --------         ---------
   Deferred tax liabilities:
    Differences between book and tax basis of property, plant and
      equipment.....................................................................         19,015            34,626
    Investment in partnerships......................................................          3,808               233
                                                                                           --------         ---------
      Total.........................................................................         22,823            34,859
                                                                                           --------         ---------
    Net deferred tax asset..........................................................       $     37         $      37
                                                                                           ========         =========

     The net change in the valuation allowance for the nine months ended December 31, 1998 and the year ended December 31, 1999 was an increase of $31,367 and $65,297, respectively.

  Income tax expense for the years ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999:


                                                                       Year Ended    Nine Months Ended     Year Ended
                                                                        March 31,      December 31,       December 31,
                                                                      -------------  -----------------  ----------------
                                                                          1998             1998               1999
                                                                      -------------  -----------------  ----------------
   Current..........................................................      $ ---            $ ---              $   1
   Deferred.........................................................        ---              ---                ---
                                                                          -----            -----              -----
   Total............................................................      $ ---            $ ---              $   1
                                                                          =====            =====              =====

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

  A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:

                                                                           Year Ended      Nine Months Ended      Year Ended
                                                                            March 31,         December 31,        December 31,
                                                                              1998               1998                1999
                                                                        ----------------  ------------------  ------------------
   Statutory federal income tax rate..................................             35.0%               35.0%               35.0%
   Change in valuation allowance......................................            (35.0)              (35.0)              (35.0)
   State taxes, net of federal benefit and other......................              ---                 ---                 ---
                                                                                  -----               -----               -----
   Income tax expense.................................................              ---%                ---%                ---%
                                                                                  =====               =====               =====

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

(11) Quarterly Financial Data (unaudited)

  The following tables summarize the financial results of the Company for each of the quarters in the nine months ended December 31, 1998 and the year ended December 31, 1999:

                                                                         Three Months Ended
                                                        ----------------------------------------------------
                                                            June 30,       September 30,      December 31,
                                                              1998              1998              1998
                                                        ----------------  ----------------  ----------------

Revenues..............................................         $  7,635          $ 12,098          $ 15,043
                                                               --------          --------          --------
Operating expenses:
   Network operations.................................            4,989             7,056             6,664
   Selling, general and administrative................            8,432            10,391            16,518
   Depreciation and amortization......................            6,120             9,843            10,708
                                                               --------          --------          --------
   Total..............................................           19,541            27,290            33,890
                                                               --------          --------          --------
Operating loss........................................          (11,906)          (15,192)          (18,847)

Other income (expense):
   Interest income....................................            4,235             4,169             1,829
   Interest income - affiliate........................            1,824             2,995             3,576
   Interest expense...................................          (13,704)          (12,535)          (12,399)
   Other income.......................................            1,000               113               ---
                                                               --------          --------          --------
Loss before income taxes, equity in net loss
   of joint ventures and extraordinary gain...........          (18,551)          (20,450)          (25,841)

Income tax expense....................................              ---               ---               ---
                                                               --------          --------          --------
Loss before equity in net loss of joint ventures and
 extraordinary gain...................................          (18,551)          (20,450)          (25,841)

Equity in net loss of joint ventures..................           (3,190)           (2,614)           (3,776)
                                                               --------          --------          --------
Loss before extraordinary gain........................          (21,741)          (23,064)          (29,617)
Extraordinary gain on repurchase of debt..............              ---               237               ---
                                                               --------          --------          --------
Net loss..............................................          (21,741)          (22,827)          (29,617)

Dividend requirements applicable to preferred
    stock.............................................           (6,807)           (7,026)           (7,284)
                                                               --------          --------          --------
Net loss applicable to common stockholders............         $(28,548)         $(29,853)         $(36,901)
                                                               ========          ========          ========
Basic and diluted net loss per weighted average
    share of common stock.............................         $  (0.59)         $  (0.54)         $  (0.66)
                                                               ========          ========          ========
Weighted average shares of common stock
   outstanding (in thousands).........................           48,110            55,497            55,497
                                                               ========          ========          ========

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)

(11) Quarterly Financial Data (unaudited), continued

                                                                                      Three Months Ended
                                                    ------------------------------------------------------------------------------
                                                        March 31,            June 30,         September 30,        December 31,
                                                           1999                1999                1999                1999
                                                    ------------------  ------------------  ------------------  ------------------

Revenues...........................................          $ 21,438            $ 34,215            $ 43,347            $ 55,575
                                                             --------            --------            --------            --------
Operating expenses:
 Network operations................................             8,504              11,671              15,862              22,488
 Selling, general and administrative...............            21,009              32,637              39,972              48,997
 Depreciation and amortization.....................            13,535              13,586              18,168              19,955
                                                             --------            --------            --------            --------
 Total.............................................            43,048              57,894              74,002              91,440
                                                             --------            --------            --------            --------
Operating loss.....................................           (21,610)            (23,679)            (30,655)            (35,865)

Other income (expense):
 Interest income...................................             1,998              14,780               2,867                 288
 Interest income - affiliate.......................             2,828               2,779               1,336               1,540
 Interest expense..................................           (15,533)            (21,805)            (19,045)            (17,931)
                                                             --------            --------            --------            --------
Loss before income taxes and equity in net loss
 of joint ventures.................................           (32,317)            (27,925)            (45,497)            (51,968)

Income tax expense.................................               ---                  (4)                ---                   3
                                                             --------            --------            --------            --------
Loss before equity in net loss of joint ventures...           (32,317)            (27,929)            (45,497)            (51,965)

Equity in net loss of joint ventures...............            (3,803)             (3,291)               (246)               (418)
                                                             --------            --------            --------            --------
Net loss...........................................           (36,120)            (31,220)            (45,743)            (52,383)

Dividend requirements applicable to preferred
    stock..........................................            (7,479)             (7,720)             (7,979)             (8,450)
                                                             --------            --------            --------            --------
Net loss applicable to common stockholders.........          $(43,599)           $(38,940)           $(53,712)           $(60,833)
                                                             ========            ========            ========            ========
Basic and diluted net loss per weighted average
    share of common stock..........................            $(0.79)             $(0.70)             $(0.97)             $(1.01)
                                                             ========            ========            ========            ========
Weighted average shares of common stock
    outstanding (in thousands).....................            55,497              55,497              55,497              60,453
                                                             ========            ========            ========            ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part 1 under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors" and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

     (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on in the index in Item 8 of this Form 10-K.

        (2) Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts

        (3)  Exhibits

                                  SCHEDULE II
                                  -----------
               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                Balance       Charged to
                                             at Beginning     Costs and       Deductions      Balance at
                                               of Period       Expenses       Write-Offs     End of Period
                                             ------------     ----------      ----------     -------------
Year Ended March 31, 1998:
--------------------------
Allowance for Doubtful Accounts                    $   ---         $   ---  $           ---       $    ---
                                                   -------         -------  ---------------       --------
Valuation allowance for deferred tax assets        $12,356         $ 5,023  $           ---       $ 17,379
                                                   -------         -------  ---------------       --------
Nine Months Ended December 31, 1998:
------------------------------------
Allowance for Doubtful Accounts                    $   ---         $ 1,128  $           ---       $  1,128
                                                   -------         -------  ---------------       --------
Valuation allowance for deferred tax assets        $17,379         $31,367  $           ---       $ 48,746
                                                   -------         -------  ---------------       --------
Year Ended December 31, 1999:
-----------------------------
Allowance for Doubtful Accounts                    $ 1,128         $ 8,512  $           ---       $  9,640
                                                   -------         -------  ---------------       --------
Valuation allowance for deferred tax assets        $48,746         $65,297  $           ---       $114,043
                                                   -------         -------  ---------------       --------


EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------
    3.1             Certificate of Incorporation of Registrant, together with all amendments thereto. (Incorporated herein by reference is Exhibit 3.01 to Registrant's Report on Form 10-Q for the Quarter Ended
                    September 30, 1999.)

    3.2             Bylaws of Registrant, as amended (Filed herewith.)

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

    4.6             Form of 12 1/4% Senior Secured Note due 2004 (contained in Exhibit 4.5.)

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


EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------
   4.12             Form of Indenture, with respect to the Registrant's 12 7/8% Senior Subordinated Exchange
                    Debentures due 2007. (Contained as Annex A in Exhibit 3.01 to Registrant's Current Report on Form
                    8-K for the event dated October 9, 1997 which is incorporated herein by reference.) (File No.
                    0-21605)

   4.13             Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior
                    Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company
                    (Incorporated by reference herein is Exhibit 4.01 to the Current Report on Form 8-K for Adelphia
                    Communications Corporation filed on March 10, 1999.) (File No. 0-16014)

   4.14             Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit 4.13)

  10.1              Underwriting Agreement dated as of November 23, 1999 among Adelphia Business Solutions, Inc.,
                    Salomon Smith Barney Inc. and the several other Underwriters named therein (incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K for the event dated November 23,
                    1999.)(File No. 0-21605)

  10.2              Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions, Inc. and
                    Adelphia Communications Corporation (incorporated herein by reference is Exhibit 10.01 to the
                    Registrant's Form 8-K for the event dated November 23, 1999.)(File No. 0-21605)

  10.3              Registration Rights Agreement between the Registrant and the Initial Purchasers, dated March 2,
                    1999, regarding the Registrant's 12% Senior Subordinated Notes due 2007 (Incorporated by
                    reference herein is Exhibit 10.05 to the Current Report of Adelphia Communications Corporation on
                    Form 8-K for the event dated February 22, 1999)(File No. 0-16104)

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

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------

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

 10.14*             Management Services Agreement dated as of April 10, 1998, between Adelphia Communications
                    Corporation and the Registrant (Incorporated herein by reference is Exhibit 10.23 to Registration
                    Statement No. 333-48209 on Form S-1.)

 10.15              Letter Agreement dated April 10, 1998, among the Registrant, Adelphia Communications Corporation and MCImetro Access Transmission Services, Inc. (Incorporated herein by reference is Exhibit
                    10.24 to Registration Statement No. 333-48209 on Form S-1.)

 10.16              Amendment to Registration Rights Agreement dated as of April 15, 1998, between the Registrant and
                    Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 10.25 to
                    Registration Statement No. 333-48209 on Form S-1.)

 10.17              Letter Agreement dated as of April 9, 1998, between the Registrant and Adelphia Communications
                    Corporation regarding the purchase of Class A Common Stock (Incorporated herein by reference is
                    Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1).

 10.18              U.S. Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on
                    Form 8-K dated June 24, 1998.) (File No. 0-21605)

 10.19              International Underwriting Agreement dated May 4, 1998 among the Company and the Representatives named therein (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current
                    Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

 10.20              Warrant issued to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to the
                    Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

 10.21              Warrant issued in favor of Adelphia Communications Corporation dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Current Report on Form 8-K dated June
                    24, 1998.) (File No. 0-21605)

 10.22              Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due
                    2007 (Incorporated herein by reference is Exhibit 10.03 to Adelphia's Current Report on Form 8-K
                    for the event dated February 22, 1999.) (File No. 0-16104).

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------

 10.23             Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of
                   February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated
                   herein by reference is Exhibit 10.05 to Adelphia's Current Report on Form 8-K for the event dated
                   February 22, 1999.) (File No. 0-16104).

 21.1              Subsidiaries of the Registrant (Filed herewith)

 23.1              Consent of Deloitte & Touche LLP (Filed herewith)

 27.1              Financial Data Schedule (Filed herewith for the information of the Commission)

 99.1              "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and
                   the Joint Ventures Presented by Cluster". (Filed herewith)

 99.2              "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries
                   and the Joint Ventures". (Filed herewith)

 99.3              Press Release Dated March 1, 2000 (Filed herewith)

 99.4              Press Release Dated March 15, 2000 (Filed herewith)

______________________
* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

     The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

     (b) During the three months ended December 31, 1999, the Registrant filed Form 8-K reports covering Items 5 and 7 on October 26, 1999, October 27, 1999 and December 1, 1999. No financial statements were filed.

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

                                ADELPHIA BUSINESS SOLUTIONS, INC.

March 29, 2000                  By:    /s/ James P. Rigas
                                      -------------------
                                      James P. Rigas,
                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2000                  /s/ John J. Rigas
                                -----------------
                                John J. Rigas,
                                Chairman and Director

March 29, 2000                  /s/ Timothy J. Rigas
                                --------------------
                                Timothy J. Rigas,
                                Vice Chairman, Treasurer, Chief Financial
                                Officer and Director

March 29, 2000                  /s/ Michael J. Rigas
                                --------------------
                                Michael J. Rigas,
                                Vice Chairman, Secretary and Director

March 29, 2000                  /s/ James P. Rigas
                                ------------------
                                James P. Rigas,
                                Vice Chairman, Chief Executive Officer,
                                President and Director

March 29, 2000                  /s/ Pete J. Metros
                                ------------------
                                Pete J. Metros,
                                Director

March 29, 2000                  /s/ James L. Gray
                                -----------------
                                James L. Gray,
                                Director

March 29, 2000                  /s/ Edward S. Mancini
                                ---------------------
                                Edward S. Mancini,
                                Director

March 29, 2000                  /s/ Peter L. Venetis
                                --------------------
                                Peter L. Venetis,
                                Director