Form 10-K/A
period 1999-12-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2000-05-01
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

    X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-------  of 1934

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 for the transition period

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X        No
                                                       ----          ----
Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant at March 24, 2000 was $1,603.8 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the registrant.

At March 24, 2000, 34,266,591 shares of Class A Common Stock, par value $0.01, and 35,172,364 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.
           -----

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto:

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

                                          ADELPHIA BUSINESS SOLUTIONS, INC.




May 1, 2000                               By:   /s/ Timothy J. Rigas
                                               ---------------------
                                               Timothy J. Rigas
                                               Vice Chairman, Treasurer, Chief
                                               Financial Officer and Director

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following are currently directors.

 Directors and Executive Officers

         The directors and executive officers of the Company are:

Name                                    Age    Position

Executive Officers and Directors

John J. Rigas.......................... 75     Chairman and Director
James P. Rigas......................... 42     Vice Chairman, Chief Executive
                                                 Officer, President and Director

Michael J. Rigas....................... 46     Vice Chairman, Secretary and
                                                 Director
Timothy J. Rigas....................... 44     Vice Chairman, Chief Financial
                                                 Officer, Treasurer and Director

Non-Officer Directors

Pete J. Metros......................... 59     Director
James L. Gray.......................... 65     Director
Peter L. Venetis....................... 42     Director
Edward S. Mancini...................... 40     Director


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

          John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company, and is the father-in-law of Peter L. Venetis.

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

Non-Officer Directors

          Pete J. Metros became a director of the Company on April 1, 1997. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager--Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros has served as a director of Adelphia Communications Corporation since 1986 and received a BS degree from the Georgia Institute of Technology in 1962.

          James L. Gray became a director of the Company on April 1, 1997. Mr. Gray is the retired chairman & CEO of PRIMESTAR Partners. Mr. Gray served as chairman and CEO of PRIMESTAR from 1995 to 1998. Mr. Gray has more than 20 years of experience in the telecommunications, cable and satellite industries. He joined Warner Cable in 1974, and advanced through several division operating posts prior to being named president of Warner Cable in 1986. In 1992, after the merger of Time Inc. and Warner Communications, Mr. Gray was appointed vice chairman of Time Warner Cable where he served until his retirement in 1993. Mr. Gray has served on the boards of several telecommunications companies and associations, including the National Cable Television Association, where he served as a director from 1986 to 1992, and Turner Broadcasting System, where he served as a director from 1987 to 1991. He also served as chairman of the executive committee and director of C-SPAN and as a director of E! Entertainment Television, Cable in the Classroom and the Walter Kaitz Foundation. Beginning in 1992, Mr. Gray began serving on PRIMESTAR's board of directors. Since 1995, Mr. Gray has served as a director of Sea Pines Associates, Inc. Mr. Gray received a bachelor's degree from Kent State University in Kent, Ohio and a master's degree in business administration (MBA) from the State University of New York at Buffalo.

          Peter L. Venetis became a director of Adelphia Business Solutions on October 25, 1999. Mr. Venetis is President and Chief Executive Officer of the Atlantic Bank of New York. Mr. Venetis also serves as a member of Atlantic Bank's Boards of Directors and as Chairman of the Executive Committee of the Board. Mr. Venetis joined Atlantic Bank as its Chief Executive Officer in 1992. From 1986 to 1992, Mr. Venetis was a Director in the Leveraged Finance Group at Salomon Brothers, Inc. In New York. Mr. Venetis is also a board member of the NY Metro Chapter of the Young President's Organization and is a Trustee of the Churchill School and Center in Manhattan. Mr. Venetis graduated from Columbia University (cum laude) in 1979 and received his MBA in Finance and International Business from the Columbia University Graduate School of Business in 1981.

          Edward S. Mancini became a director of Adelphia Business Solutions on October 25, 1999. Mr. Mancini is President/Owner of Artistic Stitches, Inc. From 1989 to 1993, Mr. Mancini was Vice President-Media Lending at Canadian Imperial Bank of Commerce. From 1986 to 1989, Mr. Mancini was in the corporate training program at Chase Manhattan Bank. Mr. Mancini received his Maters of Science, Finance and Accounting from Texas A&M University in 1986.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from January 1, 1999 through December 31, 1999, except that an initial report of ownership was filed late by Mr. Mancini and Mr. Venetis.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the year ended March 31, 1998, the nine and twelve months ended December 31, 1998 and the year ended December 31, 1999 to the Company's Chief Executive Officer and the three executive officers whose compensation exceeded $100,000 in salary and bonus during the year ended December 31, 1999:


                                                                     Compensation

                                                                                          Long Term
                                                                                         Compensation
                                                                                     Restricted   Securities
                                                                                       Stock      Underlying        All Other
Name and Principal Position(a)             Period (b)            Salary    Bonus     Awards (f)  Options (f)    Compensation(c)(d)
------------------------------             ----------            ------    -----     ----------  -----------    ------------------
John J. Rigas....................... 12 months ended 12/99     1,354,953     ---     1,575,000      100,000          461,940
Chairman and Director                12 months ended 12/98     1,367,399     ---           ---          ---          461,061
                                     9 months ended 12/98      1,018,789     ---           ---          ---          200,750
                                     12 months ended 3/98      1,271,939     ---           ---          ---          461,378

James P. Rigas(e)................... 12 months ended 12/99       223,856     ---     1,575,000      100,000           11,669
Vice Chairman, Chief                 12 months ended 12/98       229,385     ---           ---          ---           11,431
Executive Officer, President         9 months ended 12/98        171,003     ---           ---          ---           11,431
and Director                         12 months ended 3/98        213,011     ---           ---          ---           11,410

Michael J. Rigas.................... 12 months ended 12/99       223,856     ---     1,575,000      100,000           10,950
Vice Chairman, Secretary and         12 months ended 12/98       229,866     ---           ---          ---           10,950
And Director                         9 months ended 12/98        171,484     ---           ---          ---           10,950
                                     12 months ended 3/98        213,011     ---           ---          ---           10,950

Timothy J. Rigas.................... 12 months ended 12/99       223,856     ---     1,575,000      100,000           10,950
Vice Chairman, Chief                 12 months ended 12/98       229,866     ---           ---          ---           10,950
Financial  Officer , Treasurer       9 months ended 12/98        171,484     ---           ---          ---           10,950
and Director                         12 months ended 3/98        213,089     ---           ---          ---           10,950

Daniel R. Milliard (g).............. 12 months ended 12/99       230,774     ---           ---       81,250            5,340
President, Vice Chairman             12 months ended 12/98       238,191     ---       760,500          ---            5,340
Secretary and Director               9 months ended 12/98        176,438     ---       760,500          ---            5,340
                                     12 months ended 3/98        229,810     ---        27,000          ---            5,340
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

(c) Twelve months ended December 31, 1998 and 1999, nine months ended December 31, 1998 and fiscal year ended March 31, 1998 amounts include:(i) life insurance premiums paid during each respective period by Adelphia under employment agreements with John J. Rigas, James P. Rigas, Michael J. Rigas, Timothy J. Rigas and Daniel R. Milliard, in premium payment amounts of $200,000, $10,919, $10,200, $10,200 and $4,590, respectively, during the twelve months ended December 31, 1999 $200,000, $10,681, $10,200, $10,200 and $4,590, respectively, during the nine and twelve months ended December 31, 1998, $200,000, $10,660, $10,200, $10,200 and $4,590, respectively,


     during the fiscal year ended March 31, 1998 on policies owned by the respective named executive officers; (ii) $216,270, $227,805, $0 and $230,746 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by Adelphia during the twelve months ended December 31, 1999 and 1998, respectively, and the nine months ended December 31, 19999 and the fiscal year ended March 31, 1998, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $44,920, $32,506, $0 and $29,882 for John J. Rigas which represents payments by Adelphia during the twelve months ended December 31, 1999 and 1998, respectively, and the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Adelphia matching contributions for each executive officer under the Company's 401(k) savings plan for the twelve months ended December 31, 1999 and 1998 and the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, respectively. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Transactions."

     In accordance with an agreement related to the split-dollar life insurance arrangement referred to above, the Company will be reimbursed for all premiums paid related to such arrangement upon the earlier of death of both the insured and his spouse or termination of the insurance policies related to such arrangement.

(d) Does not include the value of certain non-cash compensation to each respective named individual which did not exceed the lesser of $50,000 or 10% of such individual's total salary shown in the table.

(e) During the periods presented throught December 31, 1998, James P. Rigas was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company did not directly reimburse Adelphia for Mr. Rigas' base salary, insurance premium payments and other benefits paid by Adelphia. Effective January 1, 1999, the Company employed Mr. Rigas directly.

(f) The respective amounts set forth represent restrictive stock awards of the Company's Class A common stock and stock options to purchase the Company's Class A common stock, which were granted to the named executive officers by the Company under its 1996 Long-Term Incentive Compensation Plan ("1996 Plan").

(g) Mr. Milliard served in the indicated positions for the Company, and as Senior Vice President and Secretary of Adelphia pursuant to an employment agreement with the Company, until September 1999 when he resigned his positions with both companies. Amounts shown for Mr. Milliard represent amounts paid under his employment agreement, including (i) restricted stock bonus awards under the 1996 Plan of 58,500 and 58,500 shares of the Company's Class A common stock which had a value of approximately $27,000 and $760,500 as of April 1, 1997 and April 1, 1998 (the dates of grant), respectively, and an option to purchase 81,250 shares of the Company's Class A common stock granted April 1, 1999. The 117,000 restricted stock award shares are not subject to vesting and will fully participate in dividends and distributions.


Long-Term Incentive Compensation Plan

         The Company's 1996 Plan provides for the grant of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options which do not so qualify, share awards (with or without restrictions on vesting), stock appreciation rights and stock equivalent or phantom units. The number of shares of Class A common stock available for the issuance of such options, awards, rights and phantom stock units under the 1996 Plan was initially 5,687,500. Such number is to increase each year by a number of shares equal to one percent (1%) of outstanding shares of all classes of common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The purposes of the 1996 Plan are to encourage ownership of Class A common stock by directors, executive officers, employees and consultants; to induce them to remain employed or involved with the Company; and to provide additional incentive for such persons to promote the success of the Company. In 1999, the Company granted certain stock awards and stock options to certain executive officers of the Company.


                                            Option Grants in Last Fiscal Year
                                                     Individual Grants
                          -------------------------------------------------------------------------
                               Number of
                               Securities          % of Total
                               Underlying            Options        Exercise or                        Grant Date
                                Options             Granted in       Base Price     Expiration        Present
Name                        Granted (#) (a)         Fiscal Year      ($/share)          Date          Value ($) (b)
----                        ---------------         -----------      --------           ----          -------------
John J. Rigas                     100,000             16.7             16.00          8/9/2009           809,000

James P. Rigas                    100,000             16.7             16.00          8/9/2009           809,000

Michael J. Rigas                  100,000             16.7             16.00          8/9/2009           809,000

Timothy J. Rigas                  100,000             16.7             16.00          8/9/2009           809,000

Daniel R. Milliard                 81,250             13.6             12.125         9/20/2000          891,313

-------------------------

(a) All options granted were with respect to the Class A common stock of the Company, with an exercise price equal to the fair market value of such stock on the date of grant. These options, other than those for Mr. Milliard, all vest in three equal, annual amounts on the third, forth and fifth anniversaries of the date of grant.

(b) The grant date present value of each option was calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend yield - 0%; risk free interest rate - 6.93%; and expected volatility - 50%. The expected life used in the calculation of the Black Scholes option pricing model for the options relating to John J. Rigas, James P. Rigas, Michael J. Rigas, Timothy J. Rigas and Daniel R. Milliard were as follows: 10 years, 10 years, 10 years, 10 years and 1.47 years, respectively.



                 Aggregate Option Exercises In Last Fiscal Year
                       And December 31, 1999 Option Values

                                                                     Number of Securities      Value of Unexercised
                                                                          Underlying               In-The-Money
                                                                     Unexercised Options            Options at
                                                                      December 31, 1999          December 31, 1999
                             Shares Acquired      Value             (#) (1) Exercisable/           Exercisable/
Name                         on Exercise (#)   Realized ($)            Unexercisable           Unexercisable ($) (a)
----                         ---------------   ------------            -------------           ---------------------

John J. Rigas                       0                      0              0/100,000                 0/3,200,000

James P. Rigas                      0                      0              0/100,000                 0/3,200,000

Michael J. Rigas                    0                      0              0/100,000                 0/3,200,000

Timothy J. Rigas                    0                      0              0/100,000                 0/3,200,000

Daniel R. Milliard                  0                      0               81,250/0                 2,914,844/0

-------------------------
(a)  All options granted were with respect to the Class A common stock of the
     Comapny, with an exercise price equal to the fair market value of such stock on the date of grant. These options, other than those for Mr.
     Milliard, all vest in three equal, annual amounts on the third, forth and fifth anniversaries of the date of grant.


Employment Contracts

         Mr. Milliard served as President and Vice Chairman of the Company. Mr. Milliard's employment agreement with the Company provided for base salary, annual cash bonuses based on achievement, stock options and stock bonuses, certain employee benefits and certain change-in-control and other provisions, and was set to expire on March 31, 2001. Mr. Milliard resigned as President and Secretary of the Company and as senior vice president and secretary of Adelphia effective as of September 20, 1999 although he continued to serve as a director of both companies until the 1999 annual meeting on October 25, 1999. Mr. Milliard will continue to receive payments under his employment agreement through March 31, 2001 at the rate of his base salary at the time of his resignation, which will total approximately $282,000 for the period covering January 1, 2000 through March 31, 2001, and will receive an option to purchase 81,250 shares of the Company's Class A common stock at fair market value on April 1, 2000. Certain other matters under Mr. Milliard's employment agreement remain under discussion and negotiation by Mr. Milliard and the Company.

Compensation Committee Interlocks and Insider Participation

          James Gray, and Pete Metros serve as members of the Compensation Committee of the Board of Directors. Neither Mr. Gray nor Mr. Metros is or has been an officer or employee of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Class A common stock and Class B common stock as of March 24, 2000 by
(i) each person known by the Company to be a beneficial owner of more than 5% of either the Class A common stock or Class B common stock, (ii) the directors and executive officers and (iii) all directors and executive officers as a group. As of March 24, 2000, there were 34,266,591 shares of Class A common stock outstanding and 35,172,364 shares of Class B common stock outstanding. Unless otherwise indicated, each of the shareholders in the table has sole voting and investment power with respect to the shares beneficially owned.




                                                                                                        Total
                                                                Class A              Class B        Common Stock
                                                             Common Stock          Common Stock          (%)
                                                             ------------          ------------     ------------
Adelphia Communications Corporation (a)..............       6,966,667(b)(c)         34,306,416            59.4%
John J. Rigas (a)....................................         617,500                   --                 0.9%
James P. Rigas (a)...................................         642,500                   --                 0.9%
Michael J. Rigas (a).................................         602,500                   --                 0.9%
Timothy J. Rigas (a).................................         592,500                   --                 0.9%
Pete J. Metros.......................................           3,300                   --                  --
James L. Gray........................................           5,000                   --                  --
Peter L. Venetis (d).................................         517,500                   --                 0.7%
All executive officers and directors as a group
(eight persons) (a)..................................       7,977,467(e)            34,306,416(e)         60.9%
Alliance Capital Management L.P.
   1290 Avenue of the Americas

   New York, NY  10104                                      3,117,500(f)                --                 4.5%
MFS Investment Management
   500 Boylston Street, 15th floor

   Boston, MA  02116                                        1,787,820(g)                --                 2.6%


(a) The business address of Adelphia Communications Corporation is One North Main Street, Coudersport, PA 16915. In their capacity as executive officers of Adelphia, the following persons share or may be deemed to share voting and dispositive power over the shares of common stock owned by Adelphia, subject to the discretion of the Board of Directors of Adelphia:
     John J. Rigas, James P. Rigas, Michael J. Rigas and Timothy J. Rigas. Share amounts shown for John J. Rigas, James P. Rigas, Michael J. Rigas and Timothy J. Rigas each include 492,500 of the same Class A common stock shares held by a Rigas family partnership in which each of them is a general partner.

(b) Each share of Class B common stock is convertible at any time at the option of the holder into an equal number of shares of Class A common stock. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders.

(c) The information presented reflects only shares of Class A common stock held directly by Adelphia and does not include (i) shares of Class A common stock into which Class B common stock may be converted or (ii) 1,621,501 shares of Class A common stock issuable under warrants held by Adelphia. Assuming the conversion of all Class B common stock held by Adelphia into Class A common stock and the exercise of all such warrants, Adelphia would beneficially own 61.1% of the Class A common stock as of such date.

(d) The information presented includes 25,000 shares owned directly by Mr. Venetis and 492,500 shares deemed to be benefically owned through a Rigas family partnership by Ellen K. Rigas, the wife of Mr. Venetis and the daughter of John J. Rigas.

(e) The information presented includes 6,966,667 shares of Class A common stock and 34,306,416 shares of Class B common stock held by Adelphia, for which the following executive officers and directors of the Company share or may be deemed to share voting and dispositive power over the shares, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, James P. Rigas, Michael J. Rigas, Timothy J. Rigas and Daniel R. Milliard. The information presented excludes 1,621,501 shares of Class A common stock issuable under warrants held by Adelphia.

(f) According to a Schedule 13G, the named entity and Alvin H. Fenichel, its senior vice president, share or may be deemed to share voting and investment power over the shares shown, which represent 9.1% of the outstanding Class A common stock and all of which are held by discretionary accounts managed by them.

(g) According to a Schedule 13G, the named entity and Arnold D. Scott, its senior vice president, share or may be deemed to share voting and investment power over the shares shown, which represent 5.2% of the outstanding Class A common stock and all of which are held by discretionary accounts managed by them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the year ended December 31, 1999, the Company made demand advances to Adelphia periodically, for which the Company earned interest at 5.15%, totaling approximately $8.5 million. During the period January 1, 1999 to December 31, 1999, the largest amount due from Adelphia at the end of any quarter was approximately $392.6 million at December 31, 1999.

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

         During the year ended December 31, 1999, the Company incurred charges from Adelphia of approximately $8.6 million for the provision to the Company of shared corporate overhead services in areas such as personnel, payroll, management information services, computer services, shared use of office, aircraft and network facilities and support equipment. The Company expects that charges for the provision of similar services by Adelphia to the Company, or by the Company to Adelphia, will continue to be incurred or charged by the Company in the future. The transactions related to the provision of these services have been based on allocation of Adelphia's incremental costs incurred for these services, and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own or the costs which would be charged on a pro-rata allocation of such costs under the Management Services Agreement between the Company and Adelphia dated April 10, 1998, with respect to shared corporate overhead service. During the year ended December 31, 1999, the Company (i) paid Adelphia or certain of Adelphia's affiliates, fiber lease payments of approximately $0.2 million, (ii) received from Adelphia $1.8 million in revenue for providing switched services, and (iii) paid to entities owned by members of the Rigas family who are executive officers of the Company approximately $7.6 million for property, plant and equipment and services.

         On March 2, 1999, Highland Holdings, a partnership owned by the Rigas family, purchased directly from the Company $100 million aggregate principal amount of the Company's 12% Senior Subordinated Notes due 2007 at a purchase price equal to the principal amount less the discount to the initial purchasers of the other $200 million of such notes sold on that date.

         On November 30, 1999, the Company issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously with the closing of this transaction, the Company issued and sold 5,181,350 shares of Class B common stock to Adelphia at a purchase price of $28.95 per share, which was equal to the offering price less the underwriting discount for the Class A common stock sold to the public.