Form 10-Q
period 2000-03-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2000-05-15
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------
         Act of 1934

                  For the quarterly period ended March 31, 2000

------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ______________ to _____________

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

                Yes    X                               No ___
                      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         At May 10, 2000, 34,406,873 shares of Class A Common Stock, par value $0.01 per share, and 35,172,364 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                  Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and March 31, 2000.....................3

       Condensed Consolidated Statements of Operations - Three Months Ended

         March 31, 1999 and 2000........................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended

         March 31, 1999 and 2000........................................................................5

       Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................22

Item 2.  Changes in Securities..........................................................................22

Item 3.   Defaults Upon Senior Securities...............................................................22

Item 4.   Submission of Matters to a Vote of Security Holders...........................................22

Item 5.   Other Information.............................................................................22

Item 6.  Exhibits and Reports on Form 8-K...............................................................23

SIGNATURES..............................................................................................24

INDEX TO EXHIBITS.......................................................................................25

Item 1.  Financial Statements


               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                    December 31,     March 31,
                                                                                        1999             2000
                                                                                 ---------------- -----------------
ASSETS:
Current assets:

     Cash and cash equivalents                                                   $         2,133   $         4,283
     Due from parent - net                                                               392,629           163,201
     Due from affiliates - net                                                             6,230             8,859
     Accounts receivable - net                                                            68,075            84,148
     Other current assets                                                                  9,852            17,079
                                                                                 ---------------- -----------------
          Total current assets                                                           478,919           277,570

U.S. government securities - pledged                                                      29,899            14,941
Investments                                                                               44,066            45,336
Property, plant and equipment - net                                                      943,756         1,093,352
Other assets - net                                                                        67,063            81,234
                                                                                 ---------------- -----------------
          Total                                                                  $     1,563,703   $     1,512,433
                                                                                 ================ =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                             $      150,151   $       138,094
     Accrued interest and other current liabilities                                       27,595            30,874
                                                                                  --------------- -----------------
          Total current liabilities                                                      177,746           168,968

13% Senior Discount Notes due 2003                                                       253,860           262,767
12 1/4% Senior Secured Notes due 2004                                                    250,000           250,000
12% Senior Subordinated Notes due 2007                                                   300,000           300,000
Other debt                                                                                41,318            39,830
                                                                                  --------------- -----------------
          Total liabilities                                                            1,022,924         1,021,565
                                                                                  --------------- -----------------

12 7/8% Senior exchangeable redeemable preferred stock                                   260,848           269,483
                                                                                  --------------- -----------------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity:
  Class A common stock, $0.01 par value, 800,000,000
     shares authorized, 34,066,587 and 34,266,008 shares
     outstanding, respectively                                                               341               343
  Class B common stock, $0.01 par value, 400,000,000
     shares authorized, 35,371,458 and 35,311,737 shares
     outstanding, respectively                                                               354               353

  Additional paid in capital                                                             666,021           658,192
  Class B common stock warrants                                                            2,177             1,370
  Unearned stock compensation                                                             (5,715)           (5,303)
  Accumulated deficit                                                                   (383,247)         (433,570)
                                                                                  --------------- -----------------
          Total common stock and other stockholders' equity                              279,931           221,385
                                                                                  --------------- -----------------
          Total                                                                   $    1,563,703   $     1,512,433
                                                                                  =============== =================

            See notes to condensed consolidated financial statements.



               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                                 ----------------------------
                                                                                                      1999           2000
                                                                                                 -------------  -------------

Revenues                                                                                          $    21,438   $      69,301
                                                                                                 -------------  --------------
Operating expenses:
  Network operations                                                                                    8,504          33,732
  Selling, general and administrative                                                                  21,009          58,846
  Depreciation and amortization                                                                        13,535          19,438
                                                                                                 -------------  --------------
          Total                                                                                        43,048         112,016
                                                                                                 -------------  --------------
Operating loss                                                                                        (21,610)        (42,715)

Other income (expense):
  Interest income                                                                                       1,998             404
  Interest income-affiliate                                                                             2,828           5,023
  Interest expense                                                                                    (15,533)        (12,930)
                                                                                                 -------------  --------------
Loss before equity in net loss of joint ventures                                                      (32,317)        (50,218)

Equity in net loss of joint ventures                                                                   (3,803)           (105)
                                                                                                 -------------  --------------
Net loss                                                                                              (36,120)        (50,323)

Dividend requirements applicable to preferred stock                                                    (7,479)         (8,497)
                                                                                                 -------------  --------------
Net loss applicable to common stockholders                                                        $   (43,599)  $     (58,820)
                                                                                                 =============  ==============
Basic and diluted net loss per weighted average
  share of common stock                                                                           $     (0.79)  $       (0.85)
                                                                                                 =============  ==============
Weighted average shares of
  common stock outstanding                                                                             55,497          69,431
                                                                                                 =============  ==============

            See notes to condensed consolidated financial statements.



               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)



                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                      --------------------------------
                                                                                            1999             2000
                                                                                      ---------------  ---------------
Cash flows from operating activities:

  Net loss                                                                            $     (36,120)   $     (50,323)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                                                         11,978           18,248
        Amortization                                                                          1,557            1,190
        Noncash interest expense                                                              7,747            8,907
        Equity in net loss of joint ventures                                                  3,803              105
        Non-cash stock compensation                                                             ---              799
     Change in operating assets and liabilities net of effects of acquisitions:
        Other assets - net                                                                   (8,131)         (39,014)
        Accounts payable                                                                     (9,649)         (12,057)
        Accrued interest and other liabilities                                               (2,252)           2,891
                                                                                      ---------------  ---------------
Net cash used in operating activities                                                       (31,067)         (69,254)
                                                                                      ---------------  ---------------
Cash flows from investing activities:

  Expenditures for property, plant and equipment                                            (39,684)        (167,709)
  Investments in joint ventures                                                             (18,572)          (1,375)
  Net cash used for acquisitions                                                            (89,750)             ---
  Sale of U.S. government securities - pledged                                               15,322           15,312
                                                                                      ---------------  ---------------
Net cash used in investing activities                                                      (132,684)        (153,772)
                                                                                      ---------------  ---------------
Cash flows from financing activities:
  Repayments of debt                                                                           (342)          (1,622)
  Advances (to) from related parties                                                       (230,943)         226,798
  Proceeds from debt                                                                        300,000              ---
  Costs associated with financing                                                            (5,148)             ---
                                                                                      ---------------  ---------------
Net cash provided by financing activities                                                    63,567          225,176
                                                                                      ---------------  ---------------
Increase (decrease) in cash and cash equivalents                                           (101,184)           2,150

Cash and cash equivalents, beginning of period                                              242,570            2,133
                                                                                      ---------------  ---------------
Cash and cash equivalents, end of period                                              $     142,386    $       4,283
                                                                                      ===============  ===============

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

         These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at March 31, 2000, and the unaudited results of operations for the three months ended March 31, 1999 and 2000, have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.       Significant Events Subsequent to December 31, 1999:

         On January 7, 2000, the Company entered into an agreement with Allegheny Communications Connect, Inc. ("Allegheny") to purchase an indefeasible right of use ("IRU") for a total of approximately 600 long-haul and metro route miles from western Pennsylvania through West Virginia, and in Maryland and Virginia.

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

         On March 21, 2000, the Company entered into a purchase agreement with Allegheny to acquire its 50% interest in the jointly owned network in State College, Pennsylvania, and to make certain changes to the fiber lease agreement with Allegheny for this network. The consideration to be paid to Allegheny under the purchase agreement is 330,000 shares of the Company's Class A common stock. The consummation of this transaction is subject to certain regulatory approvals and customary closing conditions.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

         Subsequent to March 31, 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million POPS. The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted, which the Company believes will be during the second or third quarter of 2000.

         Subsequent to March 31, 2000, the Company and Bell Atlantic reached a proposed settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the proposed settlement, the Company increased its bad debt reserve $6,981 during the quarter ended March 31, 2000.

         During the three months ended March 31, 2000, the Company made demand advances to Adelphia which, as of March 31, 2000, had an outstanding balance of $163,201. The Company received interest on the advances at a rate of 6.33%.

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


The Company's non-consolidated investments are as follows:

                                                                      Ownership       December 31,         March 31,
                                                                      Percentage          1999               2000
                                                                   --------------   ------------------ ------------------
PECO-Hyperion (Philadelphia)                                              50.0%     $         42,475   $         42,975
PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                     50.0                 7,425              8,300
Hyperion of York                                                          50.0                 6,525              6,525
Allegheny Hyperion Telecommunications (1)                                 50.0                 4,975              4,975
                                                                                    ------------------ ------------------
                                                                                              61,400             62,775
Cumulative equity in net loss                                                                (17,334)           (17,439)
                                                                                    ------------------ ------------------
Total                                                                               $         44,066   $         45,336
                                                                                    ================== ==================

(1) As discussed in Note 1, the Company has entered into an agreement to increase its ownership to 100% in this market.


               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

         Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting follows:


                                           December 31,            March 31,
                                              1999                   2000
                                          -------------          ------------

Current assets                             $    21,645            $   20,214
Property, plant and equipment - net            112,210               114,346
Other non-current assets                            55                    51
Current liabilities                             10,175                 9,159
Non current liabilities                         35,104                34,705

                                              Three Months Ended March 31,

                                              1999                   2000
                                          -------------          ------------

Revenues                                   $     6,732            $   12,775
Net loss                                        (2,222)                 (636)

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

5.  Supplemental Financial Information:

        For the three months ended March 31, 1999 and 2000, the Company paid interest of $15,322 and $15,312, respectively.

        Accumulated depreciation of property, plant and equipment amounted to $97,518 and $115,766 December 31, 1999 and March 31, 2000, respectively.

                -------------------------------------------------

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto included in its Form 10-K for the year ended December 31, 1999.

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

         These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Readers of this Form 10-Q are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended March 31, 1999 and 2000. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors."

         The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are wholly and majority owned subsidiaries or are joint venture partnerships, limited liability companies or corporations managed by the Company and in which the Company holds 50% equity interest with one or more other partners, and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "New Markets").

         Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 58 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at discount when compared to the price of the separate services.

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

         The Company has experienced success in the sale of business access lines with approximately 432,777 access lines sold as of March 31, 2000, of which approximately 412,172 lines were installed at such date. This represents an addition of 72,572 access lines sold and 81,165 access lines installed during the quarter ended March 31, 2000. As of March 31, 2000, approximately 52% of these access lines are provisioned on Company owned switches.

Recent Developments

         On January 7, 2000, the Company entered into an agreement with Allegheny Communications Connect, Inc. ("Allegheny") to purchase an indefeasible right of use ("IRU") for a total of approximately 600 long-haul and metro route miles from western Pennsylvania through West Virginia, and in Maryland and Virginia.

         On January 10, 2000, the Company entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an IRU for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23 million.

         During January 2000, the Company entered into an IRU agreement with Level 3 Communications ("Level 3") for approximately 3,100 long-haul route miles throughout much of the western United States. In addition, the Company entered into an agreement with Level 3 to acquire access to approximately 750 miles of metro duct in the following central business districts: Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Orlando, Phoenix, San Diego, San Francisco, San Jose and Seattle. The total cost of the agreements are approximately $54.6 million.

         During January 2000, the Company entered into an agreement with Metromedia Fiber Network ("Metromedia") which allows the Company to acquire access to fiber strand miles across any of Metromedia's North American markets.

         On March 21, 2000, the Company entered into a purchase agreement with Allegheny to acquire its 50% interest in the jointly owned network in State College, Pennsylvania, and to make certain changes to the fiber lease agreement with Allegheny for this network. The consideration to be paid to Allegheny under the purchase agreement is 330,000 shares of the Company's Class A common stock. The consummation of this transaction is subject to certain regulatory approvals and customary closing conditions.

         Subsequent to March 31, 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million POPS. The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted, which the Company believes will be during the second or third quarter of 2000.

         Subsequent to March 31, 2000, the Company and Bell Atlantic reached a proposed settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the proposed settlement, the Company increased its bad debt reserve $6,981 during the quarter ended March 31, 2000.

         During the three months ended March 31, 2000, the Company made demand advances to Adelphia Communications Corporation ("Adelphia") which, as of March 31, 2000, had an outstanding balance of $163,201. The Company received interest on the advances at a rate of 6.33%.

Results of Operations

Three Months Ended March 31, 2000 in Comparison with Three Months Ended March 31, 1999

         Revenues increased 223% to $69,301 for the three months ended March 31, 2000, from $21,438 for the same quarter in the prior year.

                                                               Amounts
         The change is attributable to the following:       (in thousands)
                                                           ----------------
         Growth in Original Markets                            $    25,168
         Acquisition of local partner interests                     13,055
         New Markets                                                10,118
         Management fees                                              (478)

         The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                         Three Months
                                                             Ended
                                                            March 31,
                                                        1999        2000
                                                     ---------- -----------

              Local Service                              64.1%       73.8%
              Dedicated Access                           23.5%       12.7%
              Management Fees                             7.4%        1.6%
              Enhanced Services                            ---        5.1%
              Long Distance                               0.3%        1.6%
              Other                                       4.7%        5.2%

         Network operations expense increased 297% to $33,732 for the three months ended March 31, 2000 from $8,504 for the same quarter in the prior year.

                                                               Amounts
         The increase is attributable to the following:     (in thousands)
                                                           ----------------
         Growth in Original Markets                              $   5,473
         Acquisition of local partner interests                      4,948
         New Markets                                                13,193
         Network Operations Control Center ("NOCC")                  1,614

         The increase in network operations expense was due to start up costs in the Company's New Markets as regional switches and network rings are activated, combined with higher start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

         Selling, general and administrative expense increased 179% to $58,846 for the three months ended March 31, 2000 from $21,009 for the same quarter in the prior year

                                                               Amounts
         The increase is attributable to the following:     (in thousands)
                                                           ----------------
         Growth in Original Markets                              $   3,673
         Acquisition of local partner interests                      6,071
         New Markets                                                11,601
         Sales and marketing activities                              3,762
         Corporate overhead charges                                  4,950
         Proposed Bell Atlantic settlement charges                   6,981
         Non-cash stock compensation                                   799

         Depreciation and amortization expense increased 44% to $19,438 during the three months ended March 31, 2000 from $13,535 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

         Interest income for the three months ended March 31, 2000 decreased 80% to $404 from $1,998 for the same quarter in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

         Interest income-affiliate for the three months ended March 31, 2000 increased to $5,023 from $2,828 as a result of an increase in the amount of demand advances made to Adelphia during the period.

         Interest expense decreased 17% to $12,930 during the three months ended March 31, 2000 from $15,533 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of the Company's network expansion.

         Equity in net loss of joint ventures decreased by 97% to $105 during the three months ended March 31, 2000 from $3,803 for the same quarter in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to the Company decreased from seven at March 31, 1999 to four at March 31, 2000 due to the Company's increased ownership in several joint ventures as a result of the previously mentioned acquisitions. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,099 for the three months ended March 31, 2000, as compared with $1,578 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the three months ended March 31, 1999 and 2000, aggregated approximately $2,222 and $636, respectively.

         Preferred stock dividends increased by 14% to $8,497 for the three months ended March 31, 2000 from $7,479 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Supplementary Network Financial Analysis

         The Company currently has joint ventures covering four networks with Local Partners where the Company owns 50% of each joint venture. As a result of the Company's historic ownership position in these and other joint ventures, a substantial portion of the networks' historic results has been reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the networks. Because of the recently completed partner roll-ups, management of the Company believes this historical presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

         In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management of the Company analyzes financial information of the consolidated networks and the nonconsolidated joint venture networks on a combined basis. This combined financial presentation in the table below reflects Adelphia Business Solutions' consolidated financial position and results of operations adjusted for the inclusion of certain networks (Richmond, Jacksonville and Wichita) which were purchased in March 1999 (the "Adjusted Consolidated Operating Results") combined with these non-consolidated joint ventures' results of operations. All combined results of operations in the table below are presented as if Adelphia Business Solutions consolidated all networks which were involved in the partnership roll-ups during the entire period presented. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


                                                    Quarter ended March 31, 1999             Quarter ended March 31, 2000
                                               ---------------------------------------  ---------------------------------------
                                                       (dollars in thousands)                   (dollars in thousands)
                                                 Adjusted      Adjusted                                 Joint
                                               Consolidated Joint Venture   Combined    Consolidated   Venture      Combined
                                                Operating     Operating    Operating     Operating    Operating    Operating
                                                 Results       Results      Results       Results      Results      Results
                                               ---------------------------------------  ---------------------------------------
Revenues                                            $26,667         $7,798    $34,465        $69,301      $12,775      $82,076

Direct Operating Expenses                            10,324          3,374     13,698         33,732        3,601       37,333
                                               ---------------------------------------  ---------------------------------------
Gross Margin                                         16,343          4,424     20,767         35,569        9,174       44,743
Gross Margin Percentage                               61.3%          56.7%      60.3%          51.3%        71.8%        54.5%

Selling, General and Administrative Expenses(a)      22,925          5,203     28,128         58,047        4,972       63,019
                                               ---------------------------------------  ---------------------------------------
EBITDA (b)                                           (6,582)          (779)    (7,361)       (22,478)       4,202      (18,276)
                                               ---------------------------------------  ---------------------------------------
EBITDA Percentage of Revenues                        (24.7%)        (10.0%)    (21.4%)        (32.4%)       32.9%      (22.3%)

                                                               March 2000 Quarter vs.
                                                                 March 1999 Quarter
                                               ---------------------------------------------------
% Change Comparison                                Consolidated     Joint Venture        Combined
                                                      Operating         Operating       Operating
                                                        Results           Results         Results
                                               ---------------------------------------------------
Revenues                                                 159.9%             63.8%          138.1%

Direct Operating Expenses                                226.7%              6.7%          172.5%
                                               ---------------------------------------------------
Gross Margin                                             117.6%            107.4%          115.5%

Selling, General and Administrative Expenses(a)          153.2%             (4.4%)         124.0%
                                               ---------------------------------------------------
EBITDA (b)                                              (241.5%)            NM(c)         (148.3%)
                                               ---------------------------------------------------

(a)  Excludes non-cash stock compensation

(b) Earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(c)  Not meaningful


Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $39,684 and $167,709 for the three months ended March 31, 1999 and 2000, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $18,572 and $1,375 for the three months ended March 31, 1999 and 2000, respectively. The increase in capital expenditures for the three months ended March 31, 2000 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the Original Markets and the New Markets as well as the fiber purchases and electronics to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

         Expansion of the Company's Original Markets and services and the development of New Markets and additional networks and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the New Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches or remote switching modules in all of its Original Markets and plans to install regional 5ESS switches in certain key New Markets when such New Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its New Markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to continue to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to continue to purchase its partners' interests in the joint ventures when it can do so on attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand, demand loans to Adelphia and the U.S. government securities pledged as of March 31, 2000, a total of approximately $600,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from April 1, 2000 through the quarter ending March 31, 2001. This amount includes the $62,605 due on the 177 39 Ghz licenses which the Company believes will be paid during the second or third quarter of 2000. On April 14, 2000, certain subsidiaries and affiliates of Adelphia closed on a new $2,250,000 bank credit facility. As part of this facility, other subsidiaries of Adelphia which are currently not party to this agreement, including the Company and its subsidiaries, have the ability to borrow up to an aggregate of $500,000 as unrestricted borrowers, subject to compliance by the entire borrowing group with certain covenants and financial tests. Adelphia has informed the Company that it intends to provide the Company with the ability to borrow under these new credit facility provisions.

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

         In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators may provide ILECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the only RBOC to gain such approval from the FCC is Bell Atlantic, for New York State. A petition by Southwestern Bell for approval to provide long distance service in Texas is pending before the FCC, and additional petitions are expected to be filed in the coming months. Additional entry by the RBOCs into long distance markets could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

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

Regulation

Government Overview

         A significant portion of the services provided by the Company and its networks are subject to regulation by federal, state and local government agencies. Future federal or state regulations and legislation may be less favorable to the Company than current regulation and legislation and therefore may have a material and adverse impact on its business and financial prospects. In addition, the Company may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

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

         The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. States retain jurisdiction under the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. The Company has successfully challenged states' attempts to limit competition in certain rural areas, and is continuing such challenges in other states. Some of these challenges are subject to further administrative and court appeals; if the states succeed in delaying competitive entry into rural areas, the Company's expansion plans may be adversely affected.

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

         On December 9, 1999 the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit CLECs to offer DSL service and other advanced services over the same copper wires used by incumbent local exchange carriers to provide voice service. The specific prices and terms of these arrangements will be determined by future decisions of state utility commissions, and cannot be predicted at this time. The FCCs ruling may also be challenged in court. We expect that this order, if implemented, will allow CLECs to offer DSL services at a significantly lower cost than is now possible.

         On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to collocation of competitors' equipment in ILEC central offices. This decision requires the FCC to limit collocation to equipment that is "necessary" for interconnection with the ILEC or access to the ILECs unbundled network elements. Any disputes over the "necessary" status of particular items of equipment may have to be resolved by the FCC or by state commissions, and such disputes could result in delays or changes to the Company's collocation plans.

         A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating to Internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. In addition, on March 24, 2000, the DC Circuit Court vacated the FCC's ruling in which the FCC determined that calls to ISPs are interstate in nature. The FCC ruling, however, was not in any case intended to dislodge previous state decision interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between local tow carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges or contribute to universal service funds, the FCC's order and subsequent state rulings could affect the costs incurred by ISPs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

         Several ILECs have filed petitions at the FCC and have initiated legislative efforts to effect a waiver of certain obligations imposed on ILECs in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without complying with the market opening provisions of the competitive checklist set forth in the Telecommunications Act, which would be otherwise required of them. The FCC has determined that such services are subject to interstate jurisdiction and to the resale and unbundling obligation of the Telecommunications Act. However, the FCC has initiated a proceeding to determine whether ILECs can create separate affiliates for their high-speed data services that would be free from these obligations. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.

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

         In an exercise of its "forbearance authority," the FCC has ruled that following a transition period non-dominant IXCs will no longer be able to file tariffs with the FCC concerning their interexchange long distance services (the "IXC Detariffing Order"). Tariffs set forth the terms and conditions under which the operating companies provide services. This would deprive the Company of the advantages of being able to rely on terms and conditions contained in a filed tariff, requiring instead reliance on individual contracts. The FCC's transition period will expire on January 31, 2001, by which date the Company will have to cancel its interexchange service tariffs. It is also likely that the FCC may impose a similar detariffing requirement on interstate access services, which could make it more difficult for the Company to obtain payment of its access charges from interexchange providers.

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

         In addition to obtaining certification, a Company network must negotiate terms of interconnection with the ILEC before it can begin providing switched services. To date, the Company's networks have negotiated interconnection agreements with one or more of the ILECs, in each state in which they are currently operating. Agreements are subject to State PUC approval.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed rate debt and redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 2000.


                                                Expected Maturity

                               ----------------------------------------------------
                                                                                                                Fair

                                 2000      2001      2002       2003       2004     Thereafter     Total        Value
                               --------- --------- ---------- ---------- ---------- ----------- ------------ ------------
Fixed Rate Debt and

Redeemable Preferred Stock:         ---       ---        ---   $303,840   $250,000    $569,483   $1,123,323   $1,105,552
    Average Interest Rate        12.53%    12.53%     12.53%     12.42%     12.61%      12.61%          ---          ---

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In February 2000, the Company settled all disputes and claims arising out of a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, against the Company by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleged, among other matters, that the Company's use of the name "Hyperion" in its business infringed upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. Management of the Company believes that the Company had meritorious defenses to the complaint and has vigorously defended this lawsuit including filing a counterclaim against Solutions. As part of the settlement, Solutions' complaint and the Company's counterclaim were dismissed with prejudice and both the Company and Solutions entered into mutual releases regarding the complaint and counterclaim. Management believes that this matter will not have a material adverse effect upon the Company

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended March 31, 2000, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended March 31, 2000, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three months ended March 31, 2000.

Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

  Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

  Exhibit 99.01   "Schedule E - Form of Financial Information and
                  Operating Data of the Subsidiaries and the Joint Venture Presented by Cluster".

  Exhibit 99.02   "Schedule F - Form of Financial Information and
                  Operating Data of the Pledged Subsidiaries and the Joint Ventures".

  Exhibit 99.03   Press Release dated May 9, 2000


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

                                    ADELPHIA BUSINESS SOLUTIONS, INC.
                                    (Registrant)



Date:   May 15, 2000                By:  /s/ Timothy J. Rigas
                                       ----------------------
                                       Timothy J. Rigas

                                       Vice Chairman, Chief Financial Officer
                                        (authorized officer), Chief Accounting
                                        Officer and Treasurer

                                Index of Exhibits

          Exhibit 27.01  Financial Data Schedule (supplied for the information of the Commission).

          Exhibit 99.01  "Schedule E - Form of Financial Information and
                     Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02  "Schedule F - Form of Financial Information and
                     Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit 99.03  Press Release dated May 9, 2000


                                                                                                                  Exhibit 99.01
                                   SCHEDULE E

                        Adelphia Business Solutions, Inc.

                Form of Financial Information and Operating Data
         Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:  3/31/00
                                                                                               ***
Unaudited                                                                                     Other
                                          North East      Mid-Atlantic      Mid-South        Markets          Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                           $     19,499.3  $      31,062.0  $     15,736.9  $     10,859.0  $      77,157.2
Total Capital Expenditures              $     11,770.9  $      56,599.8  $     21,768.6  $     83,904.0  $     174,043.3
Total EBITDA                            $      1,702.6  $        (198.7) $     (3,408.2) $     (3,833.8) $      (5,738.1)

Gross PP&E                              $    140,666.1  $     619,524.2  $    219,254.0  $    372,082.6  $   1,351,526.9

Proportional Revenue*                   $     19,499.3  $      24,778.4  $     15,736.9  $     10,859.0  $      70,873.6
Proportional Capital Expenditures*      $     11,770.9  $      53,487.3  $     21,768.6  $     83,904.0  $     170,930.8
Proportional EBITDA*                    $      1,702.6  $      (2,198.5) $     (3,408.2) $     (3,833.8) $      (7,737.9)

Proportional Gross PP&E                 $    140,666.1  $     548,319.9  $    219,254.0  $    372,082.6  $   1,280,322.6

STATISTICAL DATA

Increase for March 31, 2000:

Markets in Operation                                 3                2               -               -                5
Route Miles                                         31              131               1             187              350
Fiber Miles                                      1,488            4,632              48           4,787           10,955
Buildings connected                                 82               70             283              37              472
Buildings with Customers                            53              679           1,467             753            2,952
LEC-Cos collocated**                                 -                2               5              18               25
Voice Grade Equivalent Circuits                 34,272          161,280          61,824          79,968          337,344

As of December 31, 1999:

Markets in Operation***                              7               25              13               8               53
Route Miles                                      3,339            4,630           3,983           4,108           16,060
Fiber Miles                                    100,082          168,223          84,794          59,655          412,754
Buildings connected                                420              838             479             457            2,194
Buildings with Customers                         2,205            8,034           6,463           3,523           20,225
LEC-Cos collocated**                                16               85              47              19              167
Voice Grade Equivalent Circuits                303,744        1,084,608         592,704         272,160        2,253,216

As of March 31, 2000:

Markets in Operation                                10               27              13               8               58
Route Miles                                      3,370            4,761           3,984           4,295           16,410
Fiber Miles                                    101,570          172,855          84,842          64,442          423,709
Buildings connected                                502              908             762             494            2,666
Buildings with Customers                         2,258            8,713           7,930           4,276           23,177
LEC-Cos collocated**                                16               87              52              37              192
Voice Grade Equivalent Circuits                338,016        1,245,888         654,528         352,128        2,590,560
Access Lines Sold                               60,722          213,762          95,919          62,374          432,777
Access Lines Installed                          56,521          200,791          94,792          60,068          412,172

*    Represents portion attributable to the Company.
**   Local Exchange Carrier's central office
*** Other Markets amounts include, among other things, Network Control Centers and Corporate Capital Expenditures and Gross Property, Plant and Equipment
**** Previously reported amounts have been restated to reflect Metropolitan
     Statistical Areas.


                                                                  Exhibit 99.02

                                   SCHEDULE F

                        Adelphia Business Solutions, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                                   3/31/00

                                    Unaudited

                                                                        Total

FINANCIAL DATA (dollars in thousands)(a):

Total Revenue                                                 $       32,955.8
Total Capital Expenditures                                    $       19,294.4
Total EBITDA                                                  $        7,100.0
Gross Property, Plant & Equipment                             $      319,884.0

STATISTICAL DATA(b):
As of March 31, 2000:

Markets in Operation                                                         7
Route Miles                                                              3,507
Fiber Miles                                                            160,580
Buildings connected                                                      1,362
LEC-COs collocated                                                          63
Voice Grade Equivalent Circuits                                      1,041,600
Access Lines Sold                                                      120,344
Access Lines Installed                                                 115,524

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.

(b) Statistical Data represents 100% of operating data for all entities.

                                                                  Exhibit 99.03

                                  PRESS RELEASE

                                                    Contact Information

                                                    Ed Babcock

                           Adelphia Business Solutions

                                                    814-274-9830

FOR IMMEDIATE RELEASE:
---------------------


 ADELPHIA BUSINESS SOLUTIONS, INC ANNOUNCES FIRST QUARTER RESULTS OF OPERATIONS

                          Coudersport, PA - May 9, 2000

         John J. Rigas, Chairman of Adelphia Communications Corporation ("Adelphia") (NASDAQ NNM: ADLAC) and Adelphia Business Solutions, Inc. ("the Company") (NASDAQ NNM: ABIZ) reported results of operations for the Company and its Operating Companies (defined in footnote) for the first quarter which ended on March 31, 2000. First quarter results saw record levels of consolidated operating revenues of $69.3 million, and record access line installations of 81,165. Net loss applicable to common shareholders for the first quarter totaled $58.8 million, or $0.85 per share, compared with $43.6 million, or $0.79 per share, for the same period in the prior year. The Company now offers communications services in 58 markets in the eastern half of the United States with plans to expand to a total of 200 markets throughout the United States by the end of 2001. Summarized financial results are included in Tables 1, 2 and 3 below.

         As presented in Table 1, on a sequential quarterly basis, consolidated revenues increased 24.7% to $69.3 million in the March 2000 quarter, from $55.6 million in the December 1999 quarter and were 159.9% higher than the comparable period in the prior year. Gross margin as a percent of sales was 51.3% in the March 2000 quarter as compared with 59.5% of sales in the December 1999 quarter. The lower gross margin was due to start up costs in the Company's New Markets as regional switches and network rings are activated, combined with higher start up costs in the Company's Original Markets associated with the Company's data and internet access products. EBITDA losses for the March 2000 quarter were somewhat higher at $22.5 million versus a $14.2 million EBITDA loss in the December 1999 quarter. The higher EBITDA losses were due to a $7.0 million charge to earnings in the March 2000 quarter associated with a proposed resolution of billing disputes with Bell Atlantic regarding previously billed reciprocal compensation and other interconnection billing matters. This proposed settlement, if finalized, will establish billing rates and guidelines with Bell Atlantic in New York and Vermont, going forward. Excluding this charge, EBITDA losses would have been approximately $15.5 million.

         Table 2 presents the Company's financial results of operations for the 22 Original Markets and the Company's current expansion into its New Markets (defined in Table 2). The Original Markets' sequential quarterly revenue growth remained very strong, to $71.5 million in the March 2000 quarter, or 18.0% higher than the December 1999 quarter. Gross margin as a percent of sales in the Original Markets remained a strong 68.5% in the March 2000 quarter, but was somewhat lower than the December 1999 quarter as the Company aggressively expands its data and internet access product offerings. After including the effect of the previously mentioned $7.0 million billing dispute charge, the Original Markets' EBITDA of $12.3 million, or 17.2% of revenues in the March 2000 quarter, was at approximately the same level as the December 1999 quarter. New Markets' revenues increased by 63.8% to $10.6 million in the March 2000 quarter from $6.5 million in the December 1999 quarter as these markets continue to expand operations. New Markets' EBITDA losses increased to $30.6 million for the March 2000 quarter from a loss of $23.5 million in the December 1999 quarter as the markets prepare to commence operations on the Company's own regional switches and network, which are being activated over the next several months.

         Access lines installed increased by 81,165 resulting in an installed access line base of 412,172 as of March 31, 2000, 52% of which are serviced on the Company's switches. Access lines sold as of March 31, 2000 totaled 432,777, an increase of 72,572 in the quarter.

         During the March 2000 quarter, the Company and its consolidated subsidiaries invested approximately $167.7 million in capital expenditures which was in line with expectations and relates primarily to the nationwide network development efforts for fiber, dense wave division multiplexing and DSL equipment. As of March 31, 2000, total gross property, plant and equipment of the Company and its consolidated subsidiaries was approximately $1.2 billion.

         As of March 31, 2000, the Operating Companies had approximately 7,438 local route miles and 331,405 local fiber miles operational. The Company also has 29,000 route miles of long haul fiber and over 3,000 route miles of local fiber network under construction or being purchased under several fiber and conduit contracts. As of March 31, 2000, the Company had customers located in approximately 23,177 buildings, of which approximately 2,600 buildings were connected with Company-owned fiber, and was collocated in 192 local exchange carrier central offices. The Company will be significantly expanding its collocation efforts during calendar 2000 through the deployment of DSL equipment in over 500 central offices, all of which will be connected with Company owned fiber. Additionally, to date, 24 Lucent 5ESS switches or remote switching modules have been installed to provide local telephone service with seven additional regional switches planned for operation during 2000.

         Adelphia Business Solutions is a majority owned subsidiary of Adelphia Communications Corporation that provides integrated communications services to business customers through its state-of-the-art fiber optic communications network. As a result of its consolidation efforts, the Company now owns 100% of the interests in 54 of 58 markets in which it currently offers communications services, with the remaining four markets operating as 50% owned joint ventures with a local partner. By the end of 2001, the Company expects to serve 200 markets throughout the United States including substantially all major Tier I and Tier II cities, through the interconnection of these markets, creating a single fiber optic backbone network. This fully redundant, 33,000-mile long-haul fiber optic network, combined with an estimated 15,000 local fiber route miles, will support the Company's full line of communication service offerings, including local and long distance voice services, messaging, high-speed data and internet services. For more information on Adelphia Business Solutions, or to review an electronic version of this press release visit the Company's web site at http://www.adelphia-abs.com

        Footnote: The Company's Operating Companies represent four partnerships or limited liability companies with local partners, and all wholly or majority owned subsidiaries of the Company (collectively, the "Operating Companies").

         Certain statements in this release are forward-looking statements that are subject to material risks and uncertainties. Actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with the Company's business, which include among others, competitive developments, risks associated with the Company's growth and financings, the development of the Company's markets, regulatory risks, dependence on its customers and their spending patterns and other risks which are discussed in the Company's filings with the Securities and Exchange Commission. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus under Registration Statement File No. 333-11142 (formerly No. 333-88927), under the caption "Risk Factors."


Adelphia Business Solutions, Inc.
Table 1 - Unaudited Proforma Consolidated and
Joint Venture Operating Results

                                        Quarter Ended March 31, 2000   Quarter ended December 31, 1999  Quarter Ended March 31, 1999
                                        --------------------------------------------------------------------------------------------
                                                       Joint                          Joint             Pro-forma   Joint
                                        Consolidated Venture    Total  Consolidated Venture    Total  Consolidated Venture    Total
(dollars in thousands)                   Operating  Operating Operating Operating  Operating Operating Operating Operating Operating
                                          Results    Results   Results   Results    Results   Results   Results   Results   Results
                                        --------------------------------------------------------------------------------------------
Revenues                                 $ 69,301   $ 12,775  $ 82,076   $ 55,575  $ 11,479  $ 67,054  $  26,667  $ 7,798  $ 34,465

Direct Operating Expenses                  33,732      3,601    37,333     22,488     2,243    24,731     10,324    3,374    13,698
                                        --------------------------------------------------------------------------------------------
Gross Margin                               35,569      9,174    44,743     33,087     9,236    42,323     16,343    4,424    20,767
Gross Margin Percentage                     51.3%      71.8%     54.5%      59.5%     80.5%     63.1%      61.3%    56.7%     60.3%

Sales, General and Administrative Expenses 58,047      4,972    63,019     47,269     4,737    52,006     22,925    5,203    28,128
                                        --------------------------------------------------------------------------------------------

EBITDA (a)                                (22,478)     4,202   (18,276)   (14,182)    4,499    (9,683)   (6,582)    (779)    (7,361)
                                        --------------------------------------------------------------------------------------------
EBITDA Percentage of Revenues              (32.4%)     32.9%    (22.3%)    (25.5%)    39.2%    (14.4%)   (24.7%)  (10.0%)    (21.4%)

                                                March 31, 2000 Quarter vs.           March 31, 2000 Quarter vs.
                                                 December 31, 1999 Quarter             March 31,1999 Quarter
                                             -------------------------------------------------------------------------
                                                            Joint                Pro-forma     Joint
Percent Change Comparison                    Consolidated  Venture     Total    Consolidated  Venture       Total
                                              Operating   Operating  Operating   Operating   Operating    Operating
                                               Results     Results    Results     Results     Results      Results
                                             -------------------------------------------------------------------------
Revenues                                            24.7%      11.3%      22.4%      159.9%       63.8%        138.1%

Direct Operating Expenses                           50.0%      60.5%      51.0%      226.7%        6.7%        172.5%
                                             -------------------------------------------------------------------------
Gross Margin                                         7.5%      (0.7%)      5.7%      117.6%      107.4%        115.5%

Sales, General and Administrative Expenses          22.8%       5.0%      21.2%      153.2%      (4.4%)        124.0%
                                             -------------------------------------------------------------------------
EBITDA (a)                                         (58.5%)     (6.6%)    (88.7%)    (241.5%)       NM         (148.3%)
                                             -------------------------------------------------------------------------

Table 1 summarizes operating results for (i) Adelphia Business Solutions and its consolidated subsidiaries and (ii) its non-consolidated joint ventures. All prior period operating results have been presented on a pro-forma basis, adjusted for the consolidation of the Richmond, Jacksonville and Wichita markets as if Adelphia Business Solutions' purchase of its partners' interests in these markets had occurred at the beginning of each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance


Adelphia Business Solutions, Inc.
Table 2 - Unaudited Original Markets
and New Markets Operating Results       Quarter ended March 31, 2000 Quarter Ended December 31, 1999  Quarter Ended March 31, 1999
(dollars in thousands)                  --------------------------------------------------------------------------------------------
                                         Original    New     Total   Original     New      Total     Original      New      Total
                                         Markets   Markets Operating  Markets   Markets  Operating    Markets    Markets  Operating
                                         Results   Results  Results   Results   Results   Results     Results    Results   Results
                                        --------------------------------------------------------------------------------------------
Revenues                                 $ 71,489 $ 10,587 $ 82,076   $ 60,590  $ 6,464  $ 67,054    $ 34,215   $  250    $ 34,465

Direct Operating Expenses                  22,525   14,808   37,333     16,348    8,383    24,731      13,054      644      13,698
                                        --------------------------------------------------------------------------------------------
Gross Margin                               48,964   (4,221)  44,743     44,242   (1,919)   42,323      21,161     (394)     20,767
Gross Margin Percentage                     68.5%   (39.9%)   54.5%      73.0%   (29.7%)    63.1%       61.8%  (157.6%)      60.3%

Sales, General and Administrative Expenses 29,656   17,450   47,106     24,763   14,373    39,136      16,299    5,871      22,170

Allocated Corporate Overhead Expense        7,002    8,911   15,913      5,663    7,207    12,870       5,362      596       5,958
                                        --------------------------------------------------------------------------------------------
EBITDA (a)                                 12,306  (30,582) (18,276)    13,816  (23,499)   (9,683)       (500)  (6,861)     (7,361)
                                        --------------------------------------------------------------------------------------------
EBITDA Percentage of Revenues               17.2%  (288.9%)  (22.3%)     22.8%  (363.5%)   (14.4%)      (1.5%)(2744.3%)     (21.4%)

                                             March 31, 2000 Quarter vs.          March 31, 2000 Quarter vs.
                                             December 31, 1999 Quarter             March 31, 1999 Quarter
                                         ------------------------------------------------------------------------
                                           Original      New       Total     Original       New        Total
Percent Change Comparison                  Markets     Markets   Operating    Markets     Markets    Operating
                                           Results     Results    Results     Results     Results     Results
                                         ------------------------------------------------------------------------
Revenues                                        18.0%      63.8%      22.4%      108.9%     NM            138.1%

Direct Operating Expenses                       37.8%      76.6%      51.0%       72.6%     NM            172.5%
                                         ------------------------------------------------------------------------
Gross Margin                                    10.7%     120.0%       5.7%      131.4%     NM            115.5%

Sales, General and Administrative Expenses      19.8%      21.4%      20.4%       81.9%     NM            112.5%

Allocated Corporate Overhead                    23.6%      23.6%      23.6%       30.6%     NM            167.1%
                                         ------------------------------------------------------------------------
EBITDA (a)                                     (10.9%)    (30.1%)    (88.7%)       NM       NM           (148.3%)
                                         ------------------------------------------------------------------------

Table 2 summarizes operating results for (i) Adelphia Business Solutions' 22 Original Markets which were in operation or under construction when Adelphia Business Solutions completed its initial public offering in May 1998 and (ii) the additional markets in operation or under development subsequent to May 1998, as a result of Adelphia Business Solutions' geographic expansion (the "New Markets"). Corporate overhead has been allocated primarily on the basis of the number of markets in service or under development for each period presented.

(a) Earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation and other income/expense ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measures of other companies, management of Adelphia Business Solutions believes that EBITDA is ameaningful measure of performance.


               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
      TABLE 3 - CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                             1999           2000
                                                                                      ---------------- ---------------
Revenues                                                                              $        21,438  $       69,301
                                                                                      ---------------- ---------------

Operating expenses:
  Network operations                                                                            8,504          33,732
  Selling, general and administrative                                                          21,009          58,047
  Noncash stock compensation                                                                      ---             799
  Depreciation and amortization                                                                13,535          19,438
                                                                                      ---------------- ---------------
          Total                                                                                43,048         112,016
                                                                                      ---------------- ---------------
Operating loss                                                                                (21,610)        (42,715)

Other income (expense):
  Interest income                                                                               1,998             404
  Interest income-affiliate                                                                     2,828           5,023
  Interest expense                                                                            (15,533)        (12,930)
                                                                                      ---------------- ---------------
Loss before equity in net loss of joint ventures                                              (32,317)        (50,218)

Equity in net loss of joint ventures                                                           (3,803)           (105)
                                                                                      ---------------- ---------------
Net loss                                                                                      (36,120)        (50,323)

Dividend requirements applicable to preferred stock                                            (7,479)         (8,497)
                                                                                      ---------------- ---------------
Net loss applicable to common stockholders                                            $       (43,599) $      (58,820)
                                                                                      ================ ===============
Basic and diluted net loss per weighted average
  share of common stock                                                               $         (0.79) $        (0.85)
                                                                                      ================ ===============
Weighted average shares of
  common stock outstanding                                                                     55,497          69,431
                                                                                      ================ ===============