Form 10-Q
period 2000-06-30
ADELPHIA BUSINESS SOLUTIONS INC
filed 2000-08-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------  Act of 1934

                  For the quarterly period ended June 30, 2000

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 For the transition period from _____________ to _____________

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

         At August 8, 2000, 35,652,554 shares of Class A Common Stock, par value $0.01 per share, and 35,238,837 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                  Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and June 30, 2000......................3

       Condensed Consolidated Statements of Operations - Three and Six Months Ended
         June 30, 1999 and 2000.........................................................................4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended

         June 30, 1999 and 2000.........................................................................5

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................26

Item 2.  Changes in Securities..........................................................................26

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

SIGNATURES..............................................................................................28

INDEX TO EXHIBITS.......................................................................................29

Item 1.  Financial Statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                                    December 31,        June 30,
                                                                                        1999              2000
                                                                                 ---------------- -----------------
ASSETS:
Current assets:

     Cash and cash equivalents                                                   $         2,133   $           720
     Due from parent - net                                                               392,629               ---
     Due from affiliates - net                                                             6,230               ---
     Accounts receivable - net                                                            68,075            99,358
     Other current assets                                                                  9,852             9,955
                                                                                 ---------------- -----------------
          Total current assets                                                           478,919           110,033

U.S. government securities - pledged                                                      29,899            15,167
Restricted cash                                                                              ---            75,785
Investments                                                                               44,066            50,739
Property, plant and equipment - net                                                      943,756         1,200,803
Other assets - net                                                                        67,063            96,361
                                                                                 ---------------- -----------------
          Total                                                                  $     1,563,703   $     1,548,888
                                                                                 ================ =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND (DEFICIENCY):
OTHER STOCKHOLDERS' EQUITY:
Current liabilities:

      Accounts payable                                                            $      150,151   $       100,018
      Due to affiliates-net                                                                  ---            15,320
      Accrued interest and other current liabilities                                      27,595            34,376
                                                                                  --------------- -----------------
          Total current liabilities                                                      177,746           149,714

13% Senior discount notes due 2003                                                       253,860           272,212
12 1/4% Senior secured notes due 2004                                                    250,000           250,000
12% Senior subordinated notes due 2007                                                   300,000           300,000
Note payable                                                                                 ---            96,082
Other debt                                                                                41,318            48,806
                                                                                  --------------- -----------------
          Total liabilities                                                            1,022,924         1,116,814
                                                                                  --------------- -----------------
12 7/8% Senior exchangeable redeemable preferred stock                                   260,848           278,393
                                                                                  --------------- -----------------
Commitments and contingencies (Note 3)

Common stock and other stockholders' equity:
  Class A common stock, $0.01 par value, 800,000,000
     shares authorized, 34,066,587 and 35,322,554 shares
     outstanding, respectively                                                               341               353
  Class B common stock, $0.01 par value, 400,000,000
     shares authorized, 35,371,458 and 35,238,837 shares
     outstanding, respectively                                                               354               352
  Additional paid in capital                                                             666,021           654,883
  Class B common stock warrants                                                            2,177             1,370
  Unearned stock compensation                                                             (5,715)           (4,892)
  Accumulated deficit                                                                   (383,247)         (498,385)
                                                                                  --------------- -----------------
          Total common stock and other stockholders' equity                              279,931           153,681
                                                                                  --------------- -----------------
          Total                                                                   $    1,563,703   $     1,548,888
                                                                                  =============== =================

            See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                              ------------------------------- ----------------------------
                                                                   1999           2000            1999         2000
                                                              ------------------------------- ----------------------------

Revenues                                                       $      34,215  $      80,214   $     55,653  $    149,515
                                                              --------------- --------------  ------------- -------------

Operating expenses:
  Network operations                                                  11,671         41,661         20,175        75,393
  Selling, general and administrative                                 32,637         63,348         53,646       122,194
  Depreciation and amortization                                       13,586         26,689         27,121        46,127
                                                              --------------- --------------  ------------- -------------
          Total                                                       57,894        131,698        100,942       243,714
                                                              --------------- --------------  ------------- -------------
Operating loss                                                       (23,679)       (51,484)       (45,289)      (94,199)

Other income (expense):
  Interest income                                                     14,780          1,020         16,778         1,424
  Interest income-affiliate                                            2,779          1,259          5,607         6,282
  Interest expense                                                   (21,805)       (15,264)       (37,338)      (28,194)
                                                              --------------- --------------  ------------- -------------

Loss before income taxes and equity in net
  loss of joint ventures                                             (27,925)       (64,469)      (60,242)      (114,687)

Income tax expense                                                        (4)            ---           (4)           ---
                                                              ---------------- -------------  ------------ --------------

Loss before equity in net loss of joint ventures                     (27,929)       (64,469)      (60,246)      (114,687)

Equity in net loss of joint ventures                                  (3,291)          (346)       (7,094)          (451)
                                                              ---------------- -------------  ------------ --------------
Net loss                                                             (31,220)       (64,815)      (67,340)      (115,138)

Dividend requirements applicable to preferred stock                   (7,720)        (8,771)      (15,199)       (17,268)
                                                              ---------------- -------------  ------------ --------------
Net loss applicable to common stockholders                    $      (38,940)  $    (73,586)  $   (82,539) $    (132,406)
                                                              ================ =============  ============ ==============
Basic and diluted net loss per weighted average
  share of common stock                                       $        (0.70) $       (1.06)  $     (1.49)  $      (1.91)
                                                              =============== ==============  ============ ==============
Weighted average shares of
  common stock outstanding                                            55,497         69,503        55,497         69,417
                                                              =============== ==============  ============ ==============

            See notes to condensed consolidated financial statements.


               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                      --------------------------------
                                                                                            1999             2000
                                                                                      ---------------  ---------------
Cash flows from operating activities:

  Net loss                                                                            $      (67,340)  $    (115,138)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation                                                                          23,846          43,587
        Amortization                                                                           3,275           2,540
        Noncash interest expense                                                              15,961          18,352
        Equity in net loss of joint ventures                                                   7,094             451
        Non-cash stock compensation                                                              ---           1,225
     Change in operating assets and liabilities net of effects of acquisitions:

        Other assets - net                                                                   (20,463)        (48,794)
        Accounts payable                                                                        (477)        (50,133)
        Accrued interest and other liabilities                                                 7,023           6,379
                                                                                      ---------------  ---------------
Net cash used in operating activities                                                        (31,081)       (141,531)
                                                                                      ---------------  ---------------
Cash flows from investing activities:

  Expenditures for property, plant and equipment                                            (131,831)       (290,900)
  Investments                                                                                (24,672)         (7,125)
  Net cash used for acquisitions                                                            (126,268)            ---
  Investment in restricted cash                                                                  ---         (75,785)
  Sale of U.S. government securities - pledged                                                15,322          15,312
  Repayment of senior secured note                                                            20,000             ---
                                                                                      ---------------  ---------------
Net cash used in investing activities                                                       (247,449)       (358,498)
                                                                                      ---------------  ---------------
Cash flows from financing activities:

  Repayments of debt                                                                          (1,246)         (2,246)
  Repayments from related parties                                                              4,066         414,178
  Proceeds from exercise of warrant                                                             ---            5,611
  Proceeds from debt                                                                         300,000          96,082
  Costs associated with financing                                                             (5,400)        (15,009)
                                                                                      ---------------  ---------------
Net cash provided by financing activities                                                    297,420         498,616
                                                                                      ---------------  ---------------
Increase (decrease) in cash and cash equivalents                                              18,890          (1,413)

Cash and cash equivalents, beginning of period                                               242,570           2,133
                                                                                      ---------------  ---------------
Cash and cash equivalents, end of period                                              $      261,460   $         720
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

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at June 30, 2000, and the unaudited results of operations for the three and six months ended June 30, 1999 and 2000, have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

         During April 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million POPS. The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted. On July 31, 2000, a petition to deny was filed against the Company. This petition does not seek to deny the grant of the licenses to the Company but, instead, seeks only to make such grant subject to petitioners' previously dismissed applications seeking the spectrum covered by the Company's licenses. The Company believes the petition is without merit and intends to vigorously oppose it and the Company currently believes its licenses will be granted during the third or fourth quarter of 2000.

         During April 2000, the Company and Bell Atlantic (now known as Verizon Communications) reached a settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the settlement, the Company wrote off $6,981 of accounts receivable during the quarter ended March 31, 2000.

         On May 3, 2000, the Company entered into a contract to build an advanced information technology infrastructure and to provide communication services to the Commonwealth of Pennsylvania state government. As part of the contract, the Company was required to place $75,785 into a restricted account to be used for the completion of the technology infrastructure.

         The Company and certain of Adelphia's subsidiaries and affiliates are parties to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500,000, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of June 30, 2000, a subsidiary of the Company had borrowed $96,082 under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15,000 as a fee for placing the credit facility.

         On July 13, 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from MCI Worldcom in connection with the Company's IPO. Total proceeds to the Company were $5,611.

         During July 2000, the Company consummated a purchase agreement with Allegheny to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. This purchase increased the Company's ownership in this network to 100%. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network will be included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

         During the six months ended June 30, 2000, the Company made demand advances to Adelphia which, as of June 30, 2000, had been repaid. The Company received interest on the advances at a rate of 6.33%.

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


The Company's non-consolidated investments are as follows:

                                                                      Ownership       December 31,         June 30,
                                                                      Percentage          1999               2000
                                                                   --------------   ------------------ ------------------
Investments accounted for using the equity method:
  PECO-Hyperion (Philadelphia)                                            50.0%     $         42,475   $         44,975
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)                   50.0                 7,425              9,550
  Hyperion of York                                                        50.0                 6,525              6,525
  Allegheny Hyperion Telecommunications (1)                               50.0                 4,975              4,975
                                                                                    ------------------ ------------------
                                                                                              61,400             66,025
Cumulative equity in net loss                                                                (17,334)           (17,786)
                                                                                    ------------------ ------------------
Subtotal                                                                                      44,066             48,239
Investments accounted for using the cost method                                                  ---              2,500
                                                                                    ------------------ ------------------
Total                                                                               $         44,066   $         50,739
                                                                                    ================== ==================

(1) As discussed in Note 1, during July 2000, the Company consummated an agreement to increase its ownership to 100% in this market.


     Summarized combined unaudited financial information for the Company's investments being accounted for using the equity method of accounting follows:

                                      December 31,                 June 30,
                                          1999                       2000
                                     --------------            --------------

Current assets                         $   21,645                $   24,050
Property, plant and equipment - net       112,210                   115,050
Other non-current assets                       55                        49
Current liabilities                        10,175                     8,172
Non current liabilities                    35,104                    34,294

                                            Six Months Ended June 30,
                                          1999                        2000
                                     --------------            --------------

Revenues                               $   14,349                $   28,552
Net loss                                   (4,712)                   (1,200)

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

5.  Supplemental Financial Information:

        For the six months ended June 30, 1999 and 2000, the Company paid interest of $21,222 and $33,312, respectively.

        Accumulated depreciation of property, plant and equipment amounted to $97,518 and $141,105 December 31, 1999 and June 30, 2000, respectively.

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

         These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, reliance on vendors, dependence on customers and their spending patterns, technological developments, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Readers of this Form 10-Q are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended June 30, 1999 and 2000. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors." The Company does not undertake to update any forward looking statements in this report or with respect to matters described herein.

         The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are wholly and majority owned subsidiaries or are joint venture partnerships, limited liability companies or corporations managed by the Company and in which the Company holds a

50% equity interest with one or more other partners, and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "New Markets").

         Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 62 markets and expects by the end of the year 2000 to be offering services in approximately 80 to 100 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at discount when compared to the price of the separate services.

         In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system nationwide. The Company's Original Markets are principally located in the eastern half of the United States; however, due to the Company's success in operating and expanding these markets the Company is pursuing an aggressive nationwide growth plan. The Company intends to serve 150 to 200 total markets nationwide by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes the full buildout of this nationwide footprint will position it to address approximately 65% of the 60 million business access lines nationwide, which currently represent approximately $75 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with its own fiber optic facilities. The Company will also implement various technologies including Dense Wave Division Multiplexing to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the 33,000 route mile fiber optic backbone will connect each of the Company's local markets. This fully redundant network system will support the Company's full line of communication service offerings.

         The Company has sold approximately 509,405 business access lines as of June 30, 2000, of which approximately 493,632 lines were installed at such date. This represents an addition of 76,628 access lines sold and 81,460 access lines installed during the quarter ended June 30, 2000. As of June 30, 2000, approximately 51% of these access lines are provisioned on Company owned switches.

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

         During April, 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million POPS. The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted. On July 31, 2000 a petition to deny was filed against the Company. This petition does not seek to deny the grant of the licenses to the Company but, instead, seeks only to make such grant subject to petitioners' previously dismissed applications seeking the spectrum covered by the Company's licenses. The Company believes the petition is without merit and intends to vigorously oppose it and the Company currently believes its licenses will be granted be during the third or fourth quarter of 2000.

         During April 2000, the Company and Bell Atlantic reached a settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the settlement, the Company wrote off $6,981 of accounts receivable during the quarter ended March 31, 2000.

         On May 3, 2000, the Company entered into a contract to build an advanced information technology infrastructure and to provide communication services to the Commonwealth of Pennsylvania state government. As part of the contract, the Company was required to place $75,785 into a restricted account to be used for the completion of the technology infrastructure.

         The Company and certain of Adelphia's subsidiaries and affiliates are parties to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500,000, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of June 30, 2000, a subsidiary of the Company had borrowed $96,082 under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15,000 as a fee for placing the credit facility.

         On July 13, 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from MCI Worldcom in connection with the Company's IPO. Total proceeds to the Company were $5,611.

         During July 2000, the Company consummated a purchase agreement with Allegheny to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. The agreement increased the Company's ownership in this network to 100%. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network will be included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

         During the six months ended June 30, 2000, the Company made demand advances to Adelphia which, as of June 30, 2000, had been repaid. The Company received interest on the advances at a rate of 6.33%.

Results of Operations

Three Months Ended June 30, 2000 in Comparison with Three Months Ended June 30, 1999

         Revenues increased 134% to $80,214 for the three months ended June 30, 2000, from $34,215 for the same quarter in the prior year.


                                                              Amounts
              The change is attributable to the following: (in thousands)
                                                           --------------
              Growth in Original Markets                      $ 27,198
              Acquisition of local partner interests             4,225
              New Markets                                       14,471
              Management fees                                      105

         The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                            Three Months
                                                               Ended
                                                              June 30,
                                                          1999         2000
                                                       ---------- -----------

              Local service                               68.0%       70.9%
              Dedicated access                            27.7%        9.9%
              Management fees                              3.0%        1.4%
              Enhanced services                            1.0%        9.7%
              Long distance and other                      0.3%        8.1%

         Network operations expense increased 257% to $41,661 for the three months ended June 30, 2000 from $11,671 for the same quarter in the prior year.

                                                                 Amounts
              The increase is attributable to the following:  (in thousands)
                                                              --------------
              Growth in Original Markets                           $ 9,801
              Acquisition of local partner interests                 2,550
              New Markets                                           17,548
              Network Operations Control Center ("NOCC")                91

         The increase in network operations expense was due to start up costs in the Company's New Markets as regional switches and network rings were activated, combined with start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

         Selling, general and administrative expense increased 94% to $63,348 for the three months ended June 30, 2000 from $32,637 for the same quarter in the prior year, primarily reflecting the expansion of the Original and New Markets.

                                                                 Amounts
              The increase is attributable to the following:  (in thousands)
                                                              --------------
              Growth in Original Markets                           $12,635
              Acquisition of local partner interests                 1,819
              New Markets                                            9,570
              Sales and marketing activities                           460
              Corporate overhead charges                             5,801
              Non-cash stock compensation                              426

         Depreciation and amortization expense increased 96% to $26,689 during the three months ended June 30, 2000 from $13,586 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

         Interest income for the three months ended June 30, 2000 decreased 93% to $1,020 from $14,780 for the same quarter in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

         Interest income-affiliate for the three months ended June 30, 2000 decreased to $1,259 from $2,779 for the same quarter in the prior year as a result of a decrease in the amount of demand advances outstanding to Adelphia during the period.

         Interest expense decreased 30% to $15,264 during the three months ended June 30, 2000 from $21,805 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of the Company's network expansion.

         Equity in net loss of joint ventures for the three months ended June 30, 2000 decreased 90% to $346 as compared to a net loss of $3,291 for the same quarter in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to the Company decreased from seven at June 30, 1999 to four at June 30, 2000 due to the Company's increased ownership in several joint ventures. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,136 for the three months ended June 30, 2000, as compared with $1,032 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the three months ended June 30, 1999 and 2000, aggregated approximately $2,491 and $564, respectively.

         Preferred stock dividends increased by 14% to $8,771 for the three months ended June 30, 2000 from $7,720 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Six Months Ended June 30, 2000 in Comparison with Six Months Ended June 30, 1999

         Revenues increased 169% to $149,515 for the six months ended June 30, 2000, from $55,653 for the same period in the prior year.

                                                                Amounts
              The change is attributable to the following:   (in thousands)
                                                             --------------
              Growth in Original Markets                       $  52,366
              Acquisition of local partner interests              17,280
              New Markets                                         24,589
              Management fees                                       (373)

         The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                               Six Months
                                                                 Ended
                                                                June 30,
                                                            1999        2000
                                                         ---------- -----------

              Local service                                 66.5%       72.2%
              Dedicated access                              26.0%       11.2%
              Management fees                                4.7%        1.5%
              Enhanced services                              0.6%        7.6%
              Long distance and other                        2.2%        7.5%

         Network operations expense increased 274% to $75,393 for the six months ended June 30, 2000 from $20,175 for the same period in the prior year.

                                                                Amounts
              The increase is attributable to the following: (in thousands)
                                                             --------------
              Growth in Original Markets                       $  15,274
              Acquisition of local partner interests               7,498
              New Markets                                         30,741
              Network Operations Control Center                    1,705

         The increase in network operations expense was due to start up costs in the Company's New Markets as regional switches and network rings were activated, combined with higher start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

         Selling, general and administrative expense increased 128% to $122,194 for the six months ended June 30, 2000 from $53,646 for the same period in the prior year, primarily reflecting the expansion activity of the Original and New Markets and the acquisition of local partner interests.

                                                                Amounts
              The increase is attributable to the following: (in thousands)
                                                             --------------
              Growth in Original Markets                       $  16,308
              Acquisition of local partner interests               7,891
              New Markets                                         21,171
              Sales and marketing activities                       4,242
              Corporate overhead charges                          10,730
              Bell Atlantic settlement charges                     6,981
              Non-cash stock compensation                          1,225

         Depreciation and amortization expense increased 70% to $46,127 during the six months ended June 30, 2000 from $27,121 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

         Interest income for the six months ended June 30, 2000 decreased 92% to $1,424 from $16,778 for the same period in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

         Interest income-affiliate for the six months ended June 30, 2000 increased to $6,282 from $5,607 for the same period in the prior year, as a result of an increase in the amount of demand advances outstanding to Adelphia during the period.

         Interest expense decreased 25% to $28,194 during the six months ended June 30, 2000 from $37,338 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of the Company's network expansion.

         Equity in net loss of joint ventures for the six months ended June 30, 2000 decreased 94% to $451 as compared to a loss of $7,094 for the same period in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to the Company decreased from seven at June 30, 1999 to four at June 30, 2000 due to the Company's increased ownership in several joint ventures. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,236 for the six months ended June 30, 2000, as compared with $2,609 for the same period in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the six months ended June 30, 1999 and 2000, aggregated approximately $4,712 and $1,200, respectively.

         Preferred stock dividends increased by 14% to $17,268 for the six months ended June 30, 2000 from $15,199 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Supplementary Network Financial Analysis

         At June 30, 2000, the Company had joint ventures covering four networks with Local Partners where the Company owns 50% of each joint venture. As a result of the Company's historic ownership position in these and other joint ventures, a substantial portion of the networks' historic results has been reported by the Company on the equity method of accounting for investments which only reflects the Company's pro rata share of net income or loss of the networks. Because of the recently completed partner roll-ups, management of the Company believes this historical presentation of the assets, liabilities and results of operations of the Company does not represent a complete measure of the financial position, growth or operations of the Company.

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


                                                    Quarter ended June 30, 1999              Quarter ended June 30, 2000
                                               ---------------------------------------  ---------------------------------------
                                                       (dollars in thousands)                   (dollars in thousands)
                                                 Adjusted      Adjusted                                 Joint
                                              Consolidated  Joint Venture   Combined    Consolidated   Venture      Combined
                                                Operating     Operating    Operating     Operating    Operating    Operating
                                                 Results       Results      Results       Results      Results      Results
                                               ---------------------------------------  ---------------------------------------
Revenues                                            $34,215         $9,742    $43,957        $80,214      $15,777      $95,991

Direct Operating Expenses                            11,671          3,565     15,236         41,661        4,112       45,773
                                               ---------------------------------------  ---------------------------------------

Gross Margin                                         22,544          6,177     28,721         38,553       11,665       50,218
Gross Margin Percentage                               65.9%          63.4%      65.3%          48.1%        73.9%        52.3%

Selling, General and Administrative Expenses         32,637          5,875     38,512         62,922        7,122       70,044
(a)
                                               ---------------------------------------  ---------------------------------------
EBITDA (b)                                          (10,093)           302     (9,791)       (24,369)       4,543      (19,826)
                                               ---------------------------------------  ---------------------------------------
EBITDA Percentage of Revenues                        (29.5%)          3.1%     (22.3%)        (30.4%)       28.8%       (20.7%)

                                                             June 2000 Quarter vs.
                                                               June 1999 Quarter
                                               ---------------------------------------------------
% Change Comparison                                Consolidated     Joint Venture        Combined
                                                      Operating         Operating       Operating
                                                        Results           Results         Results
                                               ---------------------------------------------------
Revenues                                                 134.4%             61.9%          118.4%

Direct Operating Expenses                                257.0%             15.3%          200.4%
                                               ---------------------------------------------------
Gross Margin                                              71.0%             88.8%           74.8%

Selling, General and Administrative Expenses (a)          92.8%             21.2%           81.9%
                                               ---------------------------------------------------
EBITDA (b)                                              (141.4%)             NM(c)         102.5%
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

(c)  Not meaningful


Liquidity and Capital Resources

         The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $131,831 and $290,900 for the six months ended June 30, 1999 and 2000, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $24,672 and $4,625 for the six months ended June 30, 1999 and 2000, respectively. The increase in capital expenditures for the six months ended June 30, 2000 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the Original Markets and the New Markets as well as the fiber purchases and electronics to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

         The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

         Expansion of the Company's Original Markets and services and the development of New Markets and additional networks and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the New Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches or remote switching modules in all of its Original Markets and plans to install regional 5ESS switches in certain key New Markets when such New Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its New Markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to continue to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to continue to purchase its partners' interests in the joint ventures when it can do so on attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand and the U.S. government securities pledged as of June 30, 2000, a total of approximately $800,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from July 1, 2000 through the quarter ending June 30, 2001. This amount includes the $62,605 due on the 177 39 Ghz licenses which the Company believes will be paid during the third or fourth quarter of 2000.

         The Company will need substantial additional funds to fully fund its business plan. During the June 2000 quarter, the Company funded a portion of its free cash flow deficit with draws of approximately $96,082 under the previously mentioned $500,000 bank credit commitment. The Company expects to fund its projected future deficits through early 2002 through a combination of additional draws under the credit facility, additional bank or institutional indebtedness, capital contributions from minority partners (including potential Adelphia contributions of up to approximately $300,000) relating to the potential creation of new partnerships for the development of certain new markets, and the potential issuance of public equity or equity linked securities of approximately $300,000 of which Adelphia could potentially purchase approximately $150,000. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient additional capital on terms that it will consider acceptable, or at all.

         There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variance from expected capital expenditure requirements for the Original Markets and the New Markets and development of the LMDS or the 39 Ghz spectrum or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company on economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new networks not currently planned.

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

         In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators may provide ILECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the only RBOCs to gain such approval from the FCC are Bell Atlantic, for New York State, and Southwestern Bell, for Texas. Additional entry by the RBOCs into long distance markets could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

         There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed mergers of Ameritech and SBC, Bell Atlantic and GTE, and Qwest and U.S. West, whose combined territories cover a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will pose a greater competitive threat to the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.

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

         The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. In 1997, a federal appeals court for the Eighth Circuit vacated some of these rules. In January 1999, the United States Supreme Court reversed the majority of the Eighth Circuit's ruling, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation. Specifically, the Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from dismantling existing combinations of network elements, and to establish rules allowing competitors to "pick and choose" among provisions of existing interconnection agreements. However, the Court vacated the FCC's rules that identified the unbundled network elements that ILECs must provide to CLECs, and the FCC issued an order explaining which unbundled network elements ILECs must provide. On July 18, 2000, the United States Court of Appeals for the Eighth Circuit issued a decision vacating certain rules of the FCC regarding the pricing of unbundled network elements provided by the ILECs to CLECs. Either the Court of Appeals or the Supreme Court may be asked to review this decision further. If the decision is not further reviewed, the FCC will be required to revise its pricing rules, which may result in changes in the prices paid by the Company to ILECs for use of their telephone lines and other facilities. Until the FCC actually issues new rules and they are implemented by the state regulatory commission, it is impossible to predict how this development may affect the Company's costs.

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

         On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit (the "DC Circuit Court") vacated certain FCC rules relating to collocation of competitors' equipment in ILEC central offices. This decision requires the FCC to limit collocation to equipment that is "necessary" for interconnection with the ILEC or access to the ILECs unbundled network elements. Any disputes over the "necessary" status of particular items of equipment may have to be resolved by the FCC or by state commissions, and such disputes could result in delays or changes to the Company's collocation plans.

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

         To the extent that the Company's networks provide interexchange telecommunications service, access charges are required to be paid to ILECs when the facilities of those companies are used to originate or terminate interexchange calls. Also, as CLECs, the Company's networks provide access service to other interexchange service providers. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. In recent months, AT&T and Sprint have sent letters to virtually every nondominant provider asserting that the nondominant provider's terminating access rates are unreasonable, and demanding a reduction in rates to a "competitive" level. AT&T has also asserted that it has no obligation to purchase switched access services from nondominant providers if it is not satisfied with their rates, and has refused to pay some carriers' invoices for these services. The FCC is also considering whether it should take steps to limit the access charges of nondominant providers. Adverse decisions by the FCC or the courts could significantly reduce the Company's revenues from the access charges.

         On May 31, 2000, the FCC adopted an industry proposal for further reform of access charges. This has resulted in substantial reductions in the per-minute access charges of the major ILECs, which we expect will result in further downward competitive pressure on long-distance prices. This plan also resulted in some price increases for the ILEC's local services for business customers, which will make the Company's services more competitive in some markets.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed rate debt and redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2000.


                                                Expected Maturity

                              ----------------------------------------------------
                                                                                                                Fair

                                 2000      2001      2002       2003       2004     Thereafter     Total        Value
                              --------- --------- ---------- ---------- ---------- ----------- ------------ ------------
Fixed Rate Debt and

Redeemable Preferred Stock:         ---       ---        ---   $303,840   $250,000    $578,393   $1,132,233   $1,054,970

    Average Interest Rate        12.53%    12.53%     12.53%     12.42%     12.61%      12.61%          ---          ---


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended June 30, 2000, pursuant to
Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended June 30, 2000, pursuant to
Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three and six months ended June 30, 2000.

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

     Exhibit 99.03     Press Release dated August 9, 2000


(b)  Reports on Form 8-K:

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ADELPHIA BUSINESS SOLUTIONS, INC.
                                 (Registrant)



Date:  August 14, 2000           By:  /s/ Timothy J. Rigas
                                    ----------------------
                                 Timothy J. Rigas

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

       Exhibit 99.03   Press Release dated August 9, 2000


                                                                                                                    Exhibit 99.01
                                                       SCHEDULE E

                                            Adelphia Business Solutions, Inc.
                                    Form of Financial Information and Operating Data
                             Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:          6/30/00
                                                                                               ***
Unaudited                                                                                     Other
                                          North East      Mid-Atlantic      Mid-South        Markets          Total

FINANCIAL DATA (dollars in thousands):

Total Revenue                           $     18,835.2  $      44,472.9  $     18,440.3  $     13,106.4  $      94,854.8
Total Capital Expenditures              $      8,039.4  $      50,361.9  $     16,977.6  $     62,323.1  $     137,702.0
Total EBITDA                            $     (1,356.6) $       3,756.5  $     (3,771.9) $     (3,586.1) $      (4,958.1)

Gross PP&E                              $    148,705.5  $     669,886.0  $    236,231.5  $    434,413.0  $   1,489,236.0

Proportional Revenue*                   $     18,835.2  $      36,584.4  $     18,440.3  $     13,106.4  $      86,966.3
Proportional Capital Expenditures*      $      8,039.4  $      47,902.3  $     16,977.6  $     62,323.1  $     135,242.4
Proportional EBITDA*                    $     (1,356.6) $       1,515.1  $     (3,758.0) $     (3,586.0) $      (7,185.5)

Proportional Gross PP&E                 $    148,705.5  $     596,222.1  $    236,231.5  $    434,413.0  $   1,415,572.1

STATISTICAL DATA

Increase for June 30, 2000:

Markets in Operation                                 2                1               1             ---                4
Route Miles                                        195              153              50             312              710
Fiber Miles                                      8,030            3,528           2,378          14,520           28,456
Buildings connected                                298               35              36              22              391
Buildings with Customers                           608              555           1,560             951            3,674
LEC-Cos collocated**                                 6               14               1              21               42
Voice Grade Equivalent Circuits                 57,792          127,680          53,760         145,152          384,384

As of March 31, 2000:

Markets in Operation***                             10               27              13               8               58
Route Miles                                      3,370            4,761           3,984           4,295           16,410
Fiber Miles                                    101,570          172,855          84,842          64,442          423,709
Buildings connected                                502              908             762             494            2,666
Buildings with Customers                         2,258            8,713           7,930           4,276           23,177
LEC-Cos collocated**                                16               87              52              37              192
Voice Grade Equivalent Circuits                338,016        1,245,888         654,528         352,128        2,590,560

As of June 30, 2000:

Markets in Operation                                12               28              14               8               62
Route Miles                                      3,565            4,914           4,034           4,607           17,120
Fiber Miles                                    109,600          176,383          87,220          78,962          452,165
Buildings connected                                800              943             798             516            3,057
Buildings with Customers                         2,866            9,268           9,490           5,227           26,851
LEC-Cos collocated**                                22              101              53              58              234
Voice Grade Equivalent Circuits                395,808        1,373,568         708,288         497,280        2,974,944
Access Lines Sold                               69,032          250,146         110,837          79,390          509,405
Access Lines Installed                          66,951          240,881         108,500          77,300          493,632

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

                                                                 Exhibit 99.02

                                                SCHEDULE F

                                    Adelphia Business Solutions, Inc.

                             Form of Financial Information and Operating Data
                            of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                                6/30/00

                                                Unaudited

                                                                      Total

FINANCIAL DATA (dollars in thousands)(a):

Total Revenue                                                     $  30,034.2
Total Capital Expenditures                                        $  12,723.4
Total EBITDA                                                      $     558.3

Gross Property, Plant & Equipment                                 $ 332,607.4

STATISTICAL DATA(b):
As of June 30, 2000:

Markets in Operation                                                        7
Route Miles                                                             3,672
Fiber Miles                                                           168,523
Buildings connected                                                     1,654
LEC-COs collocated                                                         63
Voice Grade Equivalent Circuits                                     1,120,224
Access Lines Sold                                                     131,358
Access Lines Installed                                                127,860

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.

(b) Statistical Data represents 100% of operating data for all entities.