Form 10-Q
period 2000-09-30
ADELPHIA BUSINESS SOLUTIONS INC
filed 2000-11-14
CIK 1017648

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------  Act of 1934


                For the quarterly period ended September 30, 2000

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

                Yes    X                                No
                      ---                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      At November 9, 2000, 35,749,866 shares of Class A Common Stock, par value $0.01 per share, and 35,143,859 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
               --------------------------------------------------

                                      INDEX

                                                                     Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
       December 31, 1999 and September 30, 2000...........................4

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended September 30, 1999 and 2000............5

       Condensed Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 1999 and 2000......................6

       Notes to Condensed Consolidated Financial Statements...............7

Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................28

Item 2.  Changes in Securities............................................28

Item 3.  Defaults Upon Senior Securities..................................28

Item 4.  Submission of Matters to a Vote of Security Holders..............28

Item 5.  Other Information................................................29

Item 6.  Exhibits and Reports on Form 8-K.................................29

SIGNATURES................................................................30

INDEX TO EXHIBITS.........................................................31

FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking, such as information relating to future growth, expansion of operations or the effect of future regulation or competition. These "forward-looking statements" include statements regarding the intent, belief and current expectations of Adelphia Business Solutions and its directors and officers, and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. Any such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company.

      These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials and inventories, reliance on vendors, dependence on customers and their spending patterns, technological developments, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Readers of this Form 10-Q are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended September 30, 1999 and 2000. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors." The Company does not undertake to update any forward looking statements in this report or with respect to matters described herein.

Item 1.  Financial Statements

                ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                 (Dollars in thousands, except per share amounts)


                                                             December      September
                                                             31, 1999       30, 2000
                                                           ------------   ------------
ASSETS:
Current assets:
     Cash and cash equivalents .........................   $     2,133    $     2,466
     Due from parent - net .............................       392,629           --
     Due from affiliates - net .........................         6,230           --
     Accounts receivable - net .........................        68,075        108,755
     Other current assets ..............................         9,852         16,489
                                                           ------------   ------------
          Total current assets .........................       478,919        127,710


U.S. government securities - pledged ...................        29,899           --
Restricted cash ........................................          --           66,652
Investments ............................................        44,066         51,197
Property, plant and equipment - net ....................       943,756      1,384,844
Other assets - net .....................................        67,063         95,965
                                                           ------------   ------------
          Total ........................................   $ 1,563,703    $ 1,726,368
                                                           ============   ============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY:

Current liabilities:

      Accounts payable .................................   $   150,151    $    78,677
      Due to affiliates-net ............................          --            5,106
      Accrued interest and other current liabilities ...        27,595         33,575
                                                           ------------   ------------
          Total current liabilities ....................       177,746        117,358

13% Senior discount notes due 2003 .....................       253,860        281,764
12 1/4% Senior secured notes due 2004 ..................       250,000        250,000
12% Senior subordinated notes due 2007 .................       300,000        300,000
Note payable ...........................................          --          349,709
Other debt .............................................        41,318         54,892
                                                           ------------   ------------
          Total liabilities ............................     1,022,924      1,353,723
                                                           ------------   ------------

12 7/8% Senior exchangeable redeemable preferred stock .       260,848        287,584
                                                           ------------   ------------

Commitments and contingencies (Note 3)


Common stock and other stockholders' equity:
  Class A common stock, $0.01 par value, 800,000,000
     Shares authorized, 34,066,587 and 35,749,866 shares
     Outstanding, respectively .........................           341            357
  Class B common stock, $0.01 par value, 400,000,000
     Shares authorized, 35,371,458 and 35,143,859 shares
     Outstanding, respectively .........................           354            351
  Additional paid in capital ...........................       666,021        652,619
  Class B common stock warrants ........................         2,177          1,370
  Unearned stock compensation ..........................        (5,715)        (4,481)
  Accumulated deficit ..................................      (383,247)      (565,155)
                                                           ------------   ------------
          Total common stock and other stockholders'
           equity ......................................       279,931         85,061
                                                           ------------   ------------
          Total ........................................   $ 1,563,703    $ 1,726,368
                                                           ============   ============

           See notes to condensed consolidated financial statements.

                ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Amounts in thousands, except per share amounts)



                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                           ------------------------    ------------------------
                                               1999         2000          1999          2000
                                           ----------    ----------    ----------    ----------

Revenues ...............................   $   43,347    $   93,551    $   99,000    $  243,066
                                           ----------    ----------    ----------    ----------

Operating expenses:
  Network operations ...................       15,862        50,893        36,037       126,286
  Selling, general and administrative ..       39,972        67,205        93,618       189,399
  Depreciation and amortization ........       18,168        27,103        45,289        73,230
                                           ----------    ----------    ----------    ----------
          Total ........................       74,002       145,201       174,944       388,915
                                           ----------    ----------    ----------    ----------

Operating loss .........................      (30,655)      (51,650)      (75,944)     (145,849)

Other income (expense):
  Interest income ......................        2,867         1,247        19,645         2,671
  Interest income-affiliate ............        1,336          --           6,943         6,282
  Interest expense-affiliate ...........         --          (2,191)         --          (2,191)
  Interest expense .....................      (19,045)      (14,557)      (56,383)      (42,751)
                                           ----------    ----------    ----------    ----------

Loss before income taxes and equity in
 net (loss) income of joint ventures ...      (45,497)      (67,151)     (105,739)     (181,838)


Income tax expense .....................         --            --              (4)         --
                                           ----------    ----------    ----------    ----------

Loss before equity in net (loss) income
 of joint venutres......................      (45,497)      (67,151)     (105,743)     (181,838)

Equity in net (loss) income of joint
 ventures ..............................         (246)          381        (7,340)          (70)
                                           ----------    ----------    ----------    ----------

Net loss ...............................      (45,743)      (66,770)     (113,083)     (181,908)

Dividend requirements applicable to
 preferred stock .......................       (7,969)       (9,053)      (23,168)      (26,321)
                                           ----------    ----------    ----------    ----------

Net loss applicable to common
 stockholders ..........................   $  (53,712)   $  (75,823)   $ (136,251)   $ (208,229)
                                           ==========    ==========    ==========    ==========

Basic and diluted net loss per weighted
 average share of common stock .........   $    (0.97)   $    (1.08)   $    (2.46)   $    (2.98)
                                           ==========    ==========    ==========    ==========

Weighted average shares of
 common stock outstanding ..............       55,497        70,531        55,497        69,788
                                           ==========    ==========    ==========    ==========

             See notes to condensed consolidated financial statements.

                 ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                Nine Months
                                                            Ended September 30,
                                                           ----------------------
                                                              1999        2000
                                                           ---------    ---------
Cash flows from operating activities:
  Net loss .............................................   $(113,083)   $(181,908)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation ...................................      41,063       68,108
        Amortization ...................................       4,226        5,122
        Noncash interest expense .......................      24,268       27,904
        Equity in net loss of joint ventures ...........       7,340           70
        Non-cash stock compensation ....................         274          585
     Change in operating assets and liabilities net
      of effects of acquisitions:
        Other assets - net .............................     (46,244)     (66,547)
        Accounts payable ...............................      (5,445)     (72,435)
        Accrued interest and other liabilities .........       7,959        6,576
                                                           ---------    ---------
Net cash used in operating activities ..................     (79,642)    (212,525)
                                                           ---------    ---------


Cash flows from investing activities:

  Expenditures for property, plant and equipment .......    (232,418)    (479,001)
  Investments ..........................................     (27,421)     (10,375)
  Net cash used for acquisitions .......................    (129,118)        --
  Investment in restricted cash - net ..................        --        (66,651)
  Sale of U.S. government securities - pledged .........      30,626       30,626
  Repayment of senior secured note .....................      20,000         --
                                                           ---------    ---------
Net cash used in investing activities ..................    (338,331)    (525,401)
                                                           ---------    ---------

Cash flows from financing activities:

  Repayments of debt ...................................      (2,465)      (4,330)
  Repayments and advances from related parties .........       9,607      402,278
  Proceeds from exercise of warrant ....................        --          5,611
  Proceeds from debt ...................................     300,000      349,709
  Costs associated with financing ......................      (5,751)     (15,009)
                                                           ---------    ---------
Net cash provided by financing activities ..............     301,391      738,259
                                                           ---------    ---------

(Decrease) increase in cash and cash equivalents .......    (116,582)         333

Cash and cash equivalents, beginning of period .........     242,570        2,133
                                                           ---------    ---------

Cash and cash equivalents, end of period ...............   $ 125,988    $   2,466
                                                           =========    =========

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

      In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at September 30, 2000, and the unaudited results of operations for the three and nine months ended September 30, 1999 and 2000, have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.    Significant Events Subsequent to December 31, 1999:

      On January 7, 2000, the Company entered into an agreement with Allegheny Communications Connect, Inc. ("Allegheny") to purchase an indefeasible right of use ("IRU") for a total of approximately 600 long-haul and metro route miles from western Pennsylvania through West Virginia, and in Maryland and Virginia.

      On January 10, 2000, the Company entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an IRU for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23,000.

      During January 2000, the Company entered into an IRU agreement with Level 3 Communications ("Level 3") for approximately 3,100 long-haul route miles throughout much of the western United States. In addition, the Company entered into an agreement with Level 3 to acquire access to approximately 750 miles of metro duct in the following central business districts: Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Orlando, Phoenix, San Diego, San Francisco, San Jose and Seattle. The total cost of the agreement is approximately $54,600.

      During January 2000, the Company entered into an agreement with Metromedia Fiber Network ("Metromedia") which allows the Company to acquire access to fiber strand miles across any of Metromedia's North American markets.

      During April 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million points of presence ("POPS"). The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance paid during October 2000, when the Company was granted the licenses.

      During April 2000, the Company and Bell Atlantic (now known as Verizon Communications) reached a settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the settlement, the Company wrote off $6,981 of accounts receivable during the quarter ended March 31, 2000.

      On May 3, 2000, the Company entered into a contract to build an advanced information technology infrastructure and to provide communication services to the Commonwealth of Pennsylvania state government. As part of the contract, the Company was required to place $75,785 into a restricted account to be used for the completion of the technology infrastructure. As of September 30, 2000, the Company had used $9,133 towards the completion of the infrastructure.

      The Company and certain of Adelphia's other subsidiaries and affiliates are parties to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500,000, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of September 30, 2000, a subsidiary of the Company had borrowed $349,709 under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15,000 as a fee for placing the credit facility.

      During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from Worldcom in connection with the Company's IPO. Total proceeds to the Company were $5,611.

      During July 2000, the Company consummated a purchase agreement with Allegheny to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. This purchase increased the Company's ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

      During the nine months ended September 30, 2000, the Company had outstanding demand advances to Adelphia which, as of September 30, 2000, had been repaid. The Company received interest on the advances at a rate of 6.33%.

      During August 2000, the Company entered into an agreement with Dominion Telecom, Inc. ("Dominion") in which the Company agreed to provide Dominion with an IRU for approximately 865 miles of long-haul fiber on the Company's Virginia ring. The total proceeds to be received from this agreement will be approximately $16,000 of which the Company has received approximately $5,600.

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

The Company's non-consolidated investments are as follows:

                                                           Current
                                                           Ownership    December 31,  September 30,
                                                           Percentage       1999           2000
                                                          -------------------------  -------------
Investments accounted for using the equity method:
  PECO-Hyperion (Philadelphia)                              50.0%       $   42,475    $     46,725
  PECO-Hyperion (Allentown, Bethlehem, Easton, Reading)     50.0             7,425          11,050
  Hyperion of York                                          50.0             6,525           6,525
  Allegheny Hyperion Telecommunications (1)                100.0             4,975             ---
                                                                        ------------  ------------
                                                                            61,400          64,300
Cumulative equity in net loss                                              (17,334)        (15,603)
                                                                        ------------  ------------
Subtotal                                                                    44,066          48,697
Investments accounted for using the cost method                                ---           2,500
                                                                        ------------  ------------
Total                                                                   $   44,066    $     51,197
                                                                        ============  ============

(1) As discussed in Note 1, during July 2000, the Company consummated an agreement to increase its ownership to 100% in this market.

       Summarized combined unaudited financial information for the Company's investments, which as of September 30, 2000 were being accounted for using the equity method of accounting follows:


                                    December 31,        September 30,
                                        1999                2000
                                    ------------        ------------

Current assets                      $   20,583          $   30,839
Property, plant and equipment - net    101,168             103,601
Other non-current assets                    43                  35
Current liabilities                      8,476               5,688
Non current liabilities                 31,987              31,393

                                    Nine Months Ended September 30,
                                        1999                2000
                                    ------------        ------------
Revenues                            $   23,407          $   44,984
Net (loss) income                       (4,660)                313

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

5.  Supplemental Financial Information:

     For the nine months ended September 30, 1999 and 2000, the Company paid interest of $36,525 and $48,625 respectively.

     Accumulated depreciation of property, plant and equipment amounted to $97,518 and $165,627 as of December 31, 1999 and September 30, 2000,
respectively.

     In connection with the Company's acquisition of the State College network from Allegheny, the Company issued 330,000 shares of Class A Common Stock, with a fair market value of $6,930 at the time of issuance.

                -------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with
(i) the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto included in its Form 10-K for the year ended December 31, 1999 and (ii) the section entitled "Forward Looking Statements" following the index to this Form 10-Q, which section is incorporated by reference herein.

Overview

      The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are wholly owned subsidiaries or are joint venture partnerships, limited liability companies or corporations managed by the Company and in which the Company holds a 50% equity interest with one or more other partners which are currently separated into two groups, those commencing operations in 1996 or before, and those commencing operations in 1997 and 1998, and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are also separated into two groups, those commencing operations in 1999 and those commencing operations in 2000.

      Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 79 markets. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at discount when compared to the price of the separate services.

      In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system nationwide. The Company's Original Markets are principally located in the eastern half of the United States; however, due to the Company's success in operating and expanding these markets the Company is pursuing a nationwide growth plan. The Company believes the full buildout of its nationwide footprint will position it to address approximately 65% of the 60 million business access lines nationwide, which currently represent approximately $75 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with Company owned or leased fiber optic facilities. The Company will also implement various technologies including Dense Wave Division Multiplexing to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the 33,000 route mile fiber optic backbone will connect each of the Company's local markets. This fully redundant network system will support the Company's full line of communication service offerings.

      Access lines installed increased by 83,225 in the September 2000 quarter, resulting in an installed access line base of 576,857 as of September 30, 2000. Access lines sold as of September 30, 2000 totaled 612,544, an increase of 103,139 in the quarter. The Company expects additions of installed access lines of 80,000 to 100,000 in the fourth quarter of 2000 and 450,000 to 550,000 for calendar 2001. Furthermore, the Company expects the majority of its access line additions from this point forward to be serviced on the Company's network. The following table summarizes the Company's installed access lines as of September 30, 2000 and for the quarter then ended.

                For the Three Months
                 Ended September 30,             As of
                        2000              September 30, 2000
                ----------------------  ----------------------
                  Lines      Percent      Lines     Percent
                ----------- ----------  ---------- -----------
On-Network         20,250        24%     225,259         39%
Type II             6,132         8%      55,091         10%
Off-Network        56,843        68%     296,507         51%
                ----------- ----------  ---------- -----------
Totals             83,225       100%     576,857        100%

      Access lines converted onto the Company's own network through a combination of leased T-1s, unbundled network elements and on-net fiber services totaled 12,120 for the September 2000 quarter, a substantial increase over the June 2000 quarter which had approximately 4,000 lines converted. While the Verizon Communications ("Verizon") strike had some impact on the September 2000 quarter conversions and will impact the December 2000 quarter expected results somewhat less, the Company expects to exceed 20,000 lines converted in the December 2000 quarter.

      A summary of the Company's non-financial statistical information as of September 30, 2000 follows:

                                                 Under
                                  Active     Development(a)     Total
                               ------------- --------------  ------------
Local Route Miles                    8,439          2,600        11,049
Fiber Strand Miles                 468,026        133,000       601,026
Long-Haul Route Miles                4,497         25,840        30,337
Buildings Connected on-network
  with owned facilities              3,161            N/A         3,161
Central Offices Connected
  on-network                           282            180           462
Lucent 5ESS Voice Switch                29              9            38
Data Switches                           26             10            36
Sales Employees                        741            N/A           741
Total Employees                      2,594            N/A         2,594
Average Lines per Customer              14            N/A            14

      (a) Includes projects in progress and, with respect to Local and Long-Haul Route Miles, also includes fiber under construction or under agreement with third party providers as of September 30, 2000. N/A indicates information is either not applicable or not available.

Recent Developments

      On January 7, 2000, the Company entered into an agreement with Allegheny Communications Connect, Inc. ("Allegheny") to purchase an indefeasible right of use ("IRU") for a total of approximately 600 long-haul and metro route miles from western Pennsylvania through West Virginia, and in Maryland and Virginia.

      On January 10, 2000, the Company entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an IRU for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23,000.

      During January 2000, the Company entered into an IRU agreement with Level 3 Communications ("Level 3") for approximately 3,100 long-haul route miles throughout much of the western United States. In addition, the Company entered into an agreement with Level 3 to acquire access to approximately 750 miles of metro duct in the following central business districts: Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Orlando, Phoenix, San Diego, San Francisco, San Jose and Seattle. The total cost of the agreement is approximately $54,600.

      During January 2000, the Company entered into an agreement with Metromedia Fiber Network ("Metromedia") which allows the Company to acquire access to fiber strand miles across any of Metromedia's North American markets.

      During April 2000, the Company was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses covering the 39 Ghz spectrum for approximately 164 million points of presence ("POPS"). The Company has deposited $15,000 of the total $77,605 purchase price with the remaining balance paid in October, when the Company was granted the licenses.

      During April 2000, the Company and Bell Atlantic (now known as Verizon Communications) reached a settlement for outstanding amounts due to the Company from Bell Atlantic. As a result of the settlement, the Company wrote off $6,981 of accounts receivable during the quarter ended March 31, 2000.

      On May 3, 2000, the Company entered into a contract to build an advanced information technology infrastructure and to provide communication services to the Commonwealth of Pennsylvania state government. As part of the contract, the Company was required to place $75,785 into a restricted account to be used for the completion of the technology infrastructure. As of September 30, 2000, the Company has used $9,133 towards the completion of the infrastructure.

      The Company and certain of Adelphia's other subsidiaries and affiliates are parties to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500,000, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of September 30, 2000, a subsidiary of the Company had borrowed $349,709 under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15,000 as a fee for placing the credit facility.

      In June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from Worldcom in connection with the Company's IPO. Total proceeds to the Company were $5,611.

      During July 2000, the Company consummated a purchase agreement with Allegheny to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. The agreement increased the Company's ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

      During the nine months ended September 30, 2000, the Company had outstanding demand advances to Adelphia which, as of September 30, 2000, had been repaid. The Company received interest on the advances at a rate of 6.33%.

      During August 2000, the Company entered into an agreement with Dominion Telecom, Inc. ("Dominion") in which the Company agreed to provide Dominion with an IRU for approximately 865 miles of long-haul fiber on the Company's Virginia ring. The total proceeds to be received from this agreement will be approximately $16,000 of which the Company has received approximately $5,600.

Results of Operations

Three Months Ended September 30, 2000 in Comparison with Three Months Ended September 30, 1999

      Revenues increased 116% to $93,551 for the three months ended September 30, 2000, from $43,347 for the same quarter in the prior year.

                                                            Amounts
         The change is attributable to the following:    (in thousands)
                                                       ----------------
         Growth in Original Markets                     $       34,089
         Acquisition of local partner interests                  1,604
         Expansion Markets                                      14,833
         Management fees                                          (322)

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:
                                                Three Months
                                                    Ended
                                                September 30,
                                                1999    2000
                                               ----------------
         Voice services                          69.6%   71.4%
         Data and dedicated access services      24.7%   18.4%
         Management fees                          2.8%    1.0%
         Other                                    2.9%    9.2%


      Network operations expense increased 221% to $50,893 for the three months ended September 30, 2000 from $15,862 for the same quarter in the prior year.

                                                            Amounts
         The change is attributable to the following:   (in thousands)
                                                        ---------------
         Growth in Original Markets                      $      12,933
         Acquisition of local partner interests                    411
         Expansion Markets                                      21,262
         Network Operations Control Center ("NOCC")                425


      The increase in network operations expense was due to start up costs in the Company's Expansion Markets as regional switches and network rings were activated, combined with start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

      Selling, general and administrative expense increased 68% to $67,205 for the three months ended September 30, 2000 from $39,972 for the same quarter in the prior year, primarily reflecting the expansion of the Original and Expansion Markets.

                                                            Amounts
         The change is attributable to the following:   (in thousands)
                                                        ---------------
         Growth in Original Markets                      $       9,110
         Acquisition of local partner interests                    374
         Expansion Markets                                      13,178
         Sales and marketing activities                           (974)
         Corporate overhead charges                              6,887
         Non-cash stock compensation                            (1,342)

      Depreciation and amortization expense increased 49% to $27,103 during the three months ended September 30, 2000 from $18,168 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest income for the three months ended September 30, 2000 decreased 57% to $1,247 from $2,867 for the same quarter in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

      Interest income-affiliate for the three months ended September 30, 2000 was zero as compared to $1,336 for the same quarter in the prior year as a result of no demand advances outstanding to Adelphia during the period.

      Interest expense decreased 12% to $16,748 during the three months ended September 30, 2000 from $19,045 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of the Company's network expansion.

      Equity in net (loss) income of joint ventures for the three months ended September 30, 2000 was net income of $381 as compared to a net loss of $246 for the same quarter in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

      The number of joint ventures paying management fees to the Company decreased from four at September 30, 1999 to three at September 30, 2000 due to the Company's increased ownership in the State College network. These non-consolidated joint ventures paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $893 for the three months ended September 30, 2000, as compared with $1,215 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures, for the three months ended September 30, 1999 and 2000, had a net loss of approximately $831 and a net income of $551, respectively.

      Preferred stock dividends increased by 14% to $9,053 for the three months ended September 30, 2000 from $7,969 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Nine Months Ended September 30, 2000 in Comparison with Nine Months Ended September 30, 1999

      Revenues increased 146% to $243,066 for the nine months ended September 30, 2000, from $99,000 for the same period in the prior year.

                                                            Amounts
         The change is attributable to the following:   (in thousands)
                                                        ---------------
         Growth in Original Markets                      $      86,377
         Acquisition of local partner interests                 18,885
         Expansion Markets                                      39,421
         Management fees                                          (617)

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:
                                                 Nine Months
                                                    Ended
                                                September 30,
                                                1999    2000
                                               ----------------
         Voice services                          68.0%   73.3%
         Data and dedicated access services      25.8%   18.7%
         Management fees                          3.9%    1.3%
         Other                                    2.3%    6.7%

      Network operations expense increased 250% to $126,286 for the nine months ended September 30, 2000 from $36,037 for the same period in the prior year.

                                                            Amounts
         The change is attributable to the following:   (in thousands)
                                                        ---------------
         Growth in Original Markets                      $      28,207
         Acquisition of local partner interests                  7,909
         Expansion Markets                                      52,003
         Network Operations Control Center                       2,130

      The increase in network operations expense was due to start up costs in the Company's Expansion Markets as regional switches and network rings were activated, combined with higher start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

      Selling, general and administrative expense increased 102% to $189,399 for the nine months ended September 30, 2000 from $93,618 for the same period in the prior year, primarily reflecting the expansion activity of the Original and Expansion Markets and the acquisition of local partner interests.

                                                            Amounts
         The change is attributable to the following:    (in thousands)
                                                        ---------------
         Growth in Original Markets                      $      26,003
         Acquisition of local partner interests                  8,264
         Expansion Markets                                      34,349
         Sales and marketing activities                          3,268
         Corporate overhead charges                             17,034
         Bell Atlantic settlement charges                        6,981
         Non-cash stock compensation                              (118)

      Depreciation and amortization expense increased 62% to $73,230 during the nine months ended September 30, 2000 from $45,289 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest income for the nine months ended September 30, 2000 decreased 86% to $2,671 from $19,645 for the same period in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents and U.S. Government securities.

      Interest income-affiliate for the nine months ended September 30, 2000 decreased to $6,282 from $6,943 for the same period in the prior year, as a result of a decrease in the amount of demand advances outstanding to Adelphia during the period.

      Interest expense decreased 20% to $44,942 during the nine months ended September 30, 2000 from $56,383 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of the Company's network expansion.

      Equity in net loss of joint ventures for the nine months ended September 30, 2000 decreased 99% to $70 as compared to a loss of $7,340 for the same period in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

      The number of joint ventures paying management fees to the Company decreased from four at September 30, 1999 to three at September 30, 2000 due to the Company's increased ownership in the State College network. These non-consolidated joint ventures paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3,129 for the nine months ended September 30, 2000, as compared with $3,824 for the same period in the prior fiscal year. The nonconsolidated joint ventures, for the nine months ended September 30, 1999 and 2000, had a net loss of approximately $4,660 and a net income of $313, respectively.

      Preferred stock dividends increased by 14% to $26,321 for the nine months ended September 30, 2000 from $23,168 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Supplementary Network Financial Analysis

      At September 30, 2000, 57 of the 79 operational markets had been in operation for two years or less, while the remaining 22 markets have been in operation for more than two years. In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management analyzes and aggregates operational markets based on the year or years in which the markets became operational. The Original Markets, including nonconsolidated joint ventures, are broken down in to two categories, those which began operations in 1996 or before and those which began operations in 1997 or 1998. The Expansion Markets are also broken down into two categories, those markets which began operations in 1999 and those markets which began operations in 2000. The following table provides information relating to the aggregation of those markets. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.

                           Quarter Ended September 30, 2000                      Quarter Ended June 30, 2000
                  -----------------------------------------------         -----------------------------------------------
                       Original         Expansion                              Original         Expansion
                        Markets          Markets                                Markets          Markets
                  ------------------ -----------------                    ------------------ -----------------
(dollars in         Class     Class    Class    Class    Total              Class     Class    Class    Class    Total
 thousands)          of        of        of      of    Operating             of        of        of      of    Operating
                    1996     1997/98    1999    2000   Results(a)           1996     1997/98    1999    2000   Results(a)
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
Revenue           $ 78,168  $ 14,061 $ 18,829 $   105  $  111,163         $ 68,478  $ 11,931 $ 15,576 $      6  $  95,991

Direct Operating
 Expenses           20,933     6,575   23,986     879      52,373           17,998     5,971   18,997      155     43,121
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------

Gross Margin        57,235     7,486   (5,157)   (774)     58,790           50,480     5,960   (3,421)    (149)    52,870
Gross Margin
 Percentage          73.2%     53.2%   (27.4%)   NM(c)      52.9%            73.7%     50.0%   (22.0%)    NM(c)     55.1%

Sales, General
 and Administrative
 Expenses           30,171     5,296   21,689    3,519     60,675           31,825     4,980   18,545    1,910     57,260
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
EBITDA before
 allocation of
 Corporate
 Overhead (b)       27,064     2,190  (26,846)  (4,293)    (1,885)          18,655       980  (21,966)  (2,059)    (4,390)
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
EBITDA as a
 Percentage
 of Revenues         34.6%     15.6%  (142.6%)   NM(c)      (1.7%)           27.2%      8.2%  (141.0%)    NM(c)     (4.6%)

                            September 2000 Quarter vs.
                                 June 2000 Quarter
                           Percentage Change Comparison
                  -----------------------------------------------
                       Original         Expansion
                        Markets          Markets
                  ------------------ -----------------
Percent Change      Class     Class    Class    Class    Total
Comparison           of        of        of      of    Operating
                    1996     1997/98    1999    2000   Results(a)
                  --------  -------- -------- -------- ----------

Revenues             14.2%     17.9%    20.9%    NM(c)      15.8%

Direct Operating
 Expenses            16.3%     10.1%    26.3%    NM(c)      21.5%
                  --------  -------- -------- -------- ----------

Gross Margin         13.4%     25.6%    50.7%    NM(c)      11.2%

Sales, General
 and Administrative
 Expenses            (5.2%)     6.3%    17.0%    NM(c)       6.0%
                  --------  -------- -------- -------- ----------
EDITDA before
 allocation of
 Corporate
 Overhead (b)         45.1%   123.5%   (22.2%)   NM(c)      57.1%
                  --------  -------- -------- -------- ----------

(a) The table above summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $17.1 million in the September 2000 quarter and $15.9 million in the June 2000 quarter. The Expansion Markets include thirty markets in the Class of 1999 and twenty-seven markets in the Class of 2000.

(b) Earnings before interest, income taxes, depreciation and amortization, other income/expense and noncash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(c) Not meaningful

                        Quarter Ended September 30, 2000                            Quarter Ended September 30, 1999
                  -----------------------------------------------         -----------------------------------------------
                       Original         Expansion                              Original         Expansion
                        Markets          Markets                                Markets          Markets
                  ------------------ -----------------                    ------------------ -----------------
(dollars in         Class     Class    Class    Class    Total              Class     Class    Class    Class    Total
 thousands)          of        of        of      of    Operating             of        of        of      of    Operating
                    1996     1997/98    1999    2000   Results(a)           1996     1997/98    1999    2000   Results(a)
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
Revenue           $ 78,168  $ 14,061 $ 18,829 $    105 $ 111,163          $ 42,785  $  6,730   $3,335 $    -   $   52,850

Direct
 Operating
 Expenses           20,933     6,575   23,986      879    52,373            10,507     3,616    2,707     (1)      16,829
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------

Gross Margin        57,235     7,486   (5,157)    (774)   58,790            32,278     3,114      628      1       36,021
Gross Margin
 Percentage          73.2%     53.2%   (27.4%)    NM(c)    52.9%              75.4%     46.3%    18.8%   NM(c)      68.2%

Sales, General
 and Administrative
 Expenses           30,171     5,296   21,689    3,519    60,675            17,778     4,460   13,067     87       35,392
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
EBITDA before
 allocation
 of Corporate
 Overhead (b)       27,064     2,190  (26,846)  (4,293)   (1,885)           14,500    (1,346) (12,439)   (86)         629
                  --------  -------- -------- -------- ----------         --------  -------- -------- -------- ----------
EBITDA
 Percentage
 of Revenues         34.6%     15.6%  (142.6%)   NM(c)     (1.7%)             33.9%    (20.0%) (373.0%)  NM(c)       1.2%

                             September 2000 Quarter vs.
                               September 1999 Quarter
                            Percentage Change Comparison
                  -----------------------------------------------
                       Original         Expansion
                        Markets          Markets
                  ------------------ -----------------
Percent Change      Class     Class    Class    Class    Total
Comparison           of        of        of      of    Operating
                    1996     1997/98    1999    2000   Results(a)
                  --------  -------- -------- -------- ----------

Revenues             82.7%    108.9%   464.6%    NM(c)    110.3%

Direct
 Operating
 Expenses            99.2%     81.8%   786.1%    NM(c)    211.2%
                  --------  -------- -------- -------- ----------

Gross Margin         77.3%    140.4%    NM(c)    NM(c)     63.2%

Sales, General
 and Administrative
 Expenses            69.7%     18.7%    66.0%    NM(c)     71.4%
                  --------  -------- -------- -------- ----------
EDITDA before
 allocation of
 Corporate
 Overhead (b)        86.6%     NM(c)  (115.8%)   NM(c)     NM(c)
                  --------  -------- -------- -------- ----------

(a) The table above summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $17.1 million in the September 2000 quarter and $10.3 million in the September 1999 quarter. The Expansion Markets include thirty markets in the Class of 1999 and twenty-seven markets in the Class of 2000.

(b) Earnings before interest, income taxes, depreciation and amortization, other income/expense and noncash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance

(c) Not meaningful

Liquidity and Capital Resources

      The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $232,418 and $479,001 for the nine months ended September 30, 1999 and 2000, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $27,421 and $10,375 for the nine months ended September 30, 1999 and 2000, respectively. The increase in capital expenditures for the nine months ended September 30, 2000 as compared with the same period in the prior fiscal year is largely attributable to the capital expenditures necessary to develop the Original Markets and the Expansion Markets as well as the fiber purchases and electronics to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

      The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

      Expansion of the Company's Original Markets and services and the development of Expansion Markets and additional networks and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the Expansion Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches or remote switching modules in all of its Original Markets and certain key Expansion Markets when such Expansion Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its Expansion Markets on a standard switching platform based on Lucent 5 switch technology. In addition, the Company intends to continue to increase spending on marketing and sales significantly in the foreseeable future in connection with the expansion of its sales force and marketing efforts generally. The Company also plans to continue to purchase its partners' interests in the joint ventures when it can do so on attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand as of September 30, 2000, a total of approximately $800,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from October 1, 2000 through the quarter ending September 30, 2001. This amount includes the $62,605 due on the 177 39 Ghz licenses which was paid during October 2000.

      During the September 2000 quarter, the Company funded a portion of its free cash flow deficit with draws of approximately $253,600 million under a $500,000 million bank credit commitment. As of September 30, 2000, approximately $349,709 million was drawn on the bank credit facility. The Company expects to fund its projected future deficits through early 2002 through a combination of additional draws under the credit facility, additional bank or institutional indebtedness, the issuance of public equity or equity linked securities in which the Company expects Adelphia would participate, and capital contributions from minority partners (including potential Adelphia contributions) relating to the creation of new partnerships for the development of certain new markets. The Company expects to implement these financing plans in 2000 and the first half of 2001. There can be no assurances, however, that the Company will be successful in generating sufficient cash flow or in raising sufficient additional capital on terms that it will consider acceptable, or at all.

      There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variance from expected capital expenditure requirements for the Original Markets and the Expansion Markets and development of the LMDS or the 39 Ghz spectrum or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company on a basis consistent with the current expansion plan or on an economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new networks not currently planned.

Recent Accounting Pronouncements

      In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -
an amendment of SFAS  No. 133."  These  statements   outline  the  accounting
treatment for all derivative activity. The Company is required to and will adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.


Competition

      The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

      In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996 (the "Telecommunications Act"), federal and state regulatory initiatives provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company, but regulators may provide ILECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the only RBOCs to gain such approval from the FCC are Bell Atlantic ("Verizon"), for New York State, and Southwestern Bell, for Texas. Additional entry by the RBOCs into long distance markets could result in decreased market share for the major inter-exchange carriers ("IXCs"), which are among the our significant customers. Any of these results could have an adverse effect on the Company.

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

      The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

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

      A number of ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls terminating to Internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. In addition, on March 24, 2000, the DC Circuit Court vacated the FCC's ruling in which the FCC determined that calls to ISPs are interstate in nature. The FCC ruling, however, was not in any case intended to dislodge previous state decision interpreting interconnection agreements between ILECs and CLECs to require reciprocal compensation between local tow carriers jointly delivering dial-up traffic to ISPs. Although the FCC does not intend to require ISPs to pay access charges or contribute to universal service funds, the FCC's order and subsequent state rulings could affect thecosts incurred by ISPs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company uses fixed rate debt, redeemable preferred stock and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2000.

                                   Expected Maturity
                           ---------------------------------------------
                                                                                                     Fair
                            2000     2001    2002     2003        2004      Thereafter     Total     Value
                           ----------------------------------------------------------------------------------
Fixed Rate Debt and
Redeemable Preferred
Stock:                     $  ---  $  ---  $  ---   $303,840   $250,000      $587,584   $1,141,424   $821,435
  Average Interest Rate    12.54%  12.54%  12.54%     12.43%     12.38%        12.60%          ---        ---

Variable Rate Debt         $  ---  $  ---  $  ---   $  2,207   $  2,703      $344,979   $  349,709   $349,709
  Average Interest Rate    12.50%  12.50%  12.50%     12.50%     12.50%        12.50%          ---        ---


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on July 31, 2000. At such meeting, eight (8) directors were elected by a vote of the holders of Class A Common Stock, Class B Common Stock and 12 7/8% Preferred Stock, voting together. The results of voting at that meeting are as follows:

--------------------------------------------------------------------------------
                                                                       Broker
 Director Elected       Class of Stock           Vote For    Withheld  Non-Votes
--------------------------------------------------------------------------------
John J. Rigas          Class A Common          30,665,973      40,026      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          165,196      36,711      0
--------------------------------------------------------------------------------
Michael J. Rigas       Class A Common          30,662,599      43,400      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          165,196           0      0
--------------------------------------------------------------------------------
Timothy J. Rigas       Class A Common          27,884,758   2,821,241      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          157,065      44,842      0
--------------------------------------------------------------------------------
James P. Rigas         Class A Common          30,666,153      39,846      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          165,196      36,711      0
--------------------------------------------------------------------------------
Pete J. Metros         Class A Common          27,673,814   3,032,185      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          193,364       8,543      0
--------------------------------------------------------------------------------
James L. Gray          Class A Common          30,672,129      33,870      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          201,495         412      0
--------------------------------------------------------------------------------
Peter L. Venetis       Class A Common          30,674,888      31,111      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          201,907           0      0
--------------------------------------------------------------------------------
Edward S. Mancini      Class A Common          30,675,127      30,872      0
                       Class B Common         343,073,570           0      0
                       12 7/8% Preferred          201,907           0      0
--------------------------------------------------------------------------------

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended September 30, 2000, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended September 30, 2000, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three and nine months ended September 30, 2000.

Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.01 Credit Agreement dated as of April 14, 2000, among Century
                   Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent (Incorporated by reference herein is Exhibit 10.01 to the Form 10-Q of Adelphia Communications Corporation for the Quarter ended March 31, 2000 (File No. 0-16014).

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

     Exhibit 99.03 Press Release dated November 9, 2000


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

                                           ADELPHIA BUSINESS SOLUTIONS, INC.
                                          (Registrant)



Date:  November 14, 2000                  By:  /s/ Timothy J. Rigas
                                             ----------------------
                                           Timothy J. Rigas
                                           Vice Chairman, Chief Financial
                                            Officer (authorized officer),
                                            Chief Accounting Officer
                                            and Treasurer

                                Index to Exhibits

          Exhibit 10.01 Credit Agreement dated as of April 14, 2000, among
                        Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent (Incorporated by reference herein is Exhibit 10.01 to the Form 10-Q of Adelphia Communications Corporation for the Quarter ended March 31, 2000 (File No. 0-16014).

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

          Exhibit 99.03 Press Release dated November 9, 2000


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

Data presented for the quarter ended:       9/30/00

Unaudited
                                                                         ***
FINANCIAL DATA                                                          Other
(dollars in thousands):            North East Mid-Atlantic Mid-South    Markets     Total

Total Revenue                      $ 21,016.7  $ 54,582.8  $ 20,422.8  $ 14,248.1  $  110,270.4
Total Capital Expenditures         $  8,993.8  $111,618.8  $ 18,481.9  $ 73,884.8  $  212,979.3
Total EBITDA                       $  4,502.8  $  6,033.8  $ (4,989.7) $ (7,332.8) $   (1,785.9)

Gross PP&E                         $157,699.3  $769,001.0  $254,713.4  $508,338.3  $1,689,752.0

Proportional Revenue*              $ 21,016.7  $ 45,776.9  $ 20,422.8  $ 14,248.1  $  101,464.5
Proportional Capital Expenditures* $  8,993.8  $109,390.3  $ 18,481.9  $ 73,884.8  $  210,750.8
Proportional EBITDA*               $  4,502.8  $  3,244.4  $ (4,989.7) $ (7,332.8) $   (4,575.3)

Proportional Gross PP&E            $157,699.3  $699,360.6  $254,713.4  $508,338.3  $1,620,111.6

STATISTICAL DATA
Increase for September 30, 2000:
Markets in Operation                        3           3           2           9            17
Route Miles                                33          86         157          16           292
Fiber Miles                             1,677      18,321      20,847      67,319       108,164
Buildings connected                         -          42          35          27           104
Buildings with Customers                  514       2,542       2,467         513         6,036
LEC-Cos collocated**                        -          11          16          21            48
Voice Grade Equivalent Circuits        11,424     246,624      59,136      47,712       364,896

As of June 30, 2000:
Markets in Operation                       12          28          14           8            62
Route Miles                             3,565       4,914       4,034       4,607        17,120
Fiber Miles                           109,600     176,383      87,220      78,962       452,165
Buildings connected                       800         943         798         516         3,057
Buildings with Customers                2,866       9,268       9,490       5,227        26,851
LEC-Cos collocated**                       22         101          53          58           234
Voice Grade Equivalent                395,808   1,373,568     708,288     497,280     2,974,944
Circuits

As of September 30, 2000:
Markets in Operation                       15          31          16          17            79
Route Miles                             3,598       5,000       4,191       4,623        17,412
Fiber Miles                           111,277     194,704     108,067     146,281       560,329
Buildings connected                       800         985         833         543         3,161
Buildings with Customers                3,380      11,810      11,957       5,740        32,887
LEC-Cos collocated**                       22         112          69          79           282
Voice Grade Equivalent Circuits       407,232   1,620,192     767,424     544,992     3,339,840
Access Lines Sold                      76,462     306,590     121,014     108,478       612,544
Access Lines Installed                 73,906     275,812     120,542     106,597       576,857

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

                                SCHEDULE F
                    Adelphia Business Solutions, Inc.
            Form of Financial Information and Operating Data
           of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                                   9/30/00

                                 Unaudited

                                                                          Total

FINANCIAL DATA (dollars in thousands)(a):

Total Revenue                                                      $   33,812.3
Total Capital Expenditures                                         $    9,368.5
Total EBITDA                                                       $    8,310.6

Gross Property, Plant & Equipment                                  $  341,975.9

STATISTICAL DATA(b):
As of September 30, 2000:
Markets in Operation                                                          7
Route Miles                                                               3,672
Fiber Miles                                                             168,523
Buildings connected                                                       1,654
LEC-COs collocated                                                           63
Voice Grade Equivalent Circuits                                       1,120,224
Access Lines Sold                                                       139,341
Access Lines Installed                                                  137,989

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities.