Form 10-K
period 2000-12-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2001-04-02
CIK 1017648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of --- 1934

                      For the Year Ended December 31, 2000

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the transition period.

                       Commission File Number: 000-21605

                        ADELPHIA BUSINESS SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                  25-1669404
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

          One North Main Street
             Coudersport, PA                              16915-1141
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

Aggregate market value of outstanding Class A Common Stock par value $0.01 and Class B Common Stock, par value $0.01, held by non-affiliates of the registrant at March 28, 2001 was approximately $125 million based on the closing sale price of the Class A Common Stock as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and the directors and executive officers of the Registrant.

At March 28, 2001, 47,742,758 shares of Class A Common Stock, par value $0.01, and 86,603,483 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are or may be incorporated by reference into
Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ___

                       ADELPHIA BUSINESS SOLUTIONS, INC.

                               TABLE OF CONTENTS

SAFE HARBOR STATEMENT                                                         3


PART I

  ITEM 1.  BUSINESS                                                           3

  ITEM 2.  PROPERTIES                                                        16

  ITEM 3.  LEGAL PROCEEDINGS                                                 16

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16


PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                              18

  ITEM 6.  SELECTED FINANCIAL DATA                                           20

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                            22

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         32

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       33

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE                                            61


PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                61

  ITEM 11. EXECUTIVE COMPENSATION                                            61

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    61

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    61


PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   61

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information, statements or schedules included in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward-looking statements" can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as uncertainties relating to general business and economic conditions, acquisitions and divestitures, the cost of availability of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, risks associated with reliance on the performance and financial condition of vendors and customers, dependence on the Company's customers and their spending patterns, the ability of the Company to execute on its business plan and to design and construct fiber optic networks and related facilities, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. Unless otherwise stated, the information contained in this Form 10-K is as of and for the twelve months ended December 31, 2000. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement No. 333-11142 (formerly No. 333-88927), under the caption "Risk Factors."


PART I

ITEM 1. BUSINESS

The Company

    Adelphia Business Solutions, Inc. ("Adelphia Business Solutions" or the "Company"), founded in 1991, is a majority owned subsidiary of Adelphia Communications Corporation ("Adelphia") and is a leading provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. As of December 31, 2000, the Company offered communications services in 75 markets and expects by the end of the year 2001 to be offering services in approximately 80 markets, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and long-haul network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its national network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long-distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages, which are typically priced at a discount when compared to the price of the separate services.


    In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system. The Company's original 22 local markets (referred to as the "Original Markets") are principally located in the eastern half of the United States. Due to the Company's success in operating and expanding the original markets, the Company intends to serve approximately 80 total markets by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes that the full buildout of this footprint will position it to address approximately 53% of the 60 million business access lines nationwide, which currently represent approximately $70 billion in addressable annual revenues. This network system expansionincludes the purchase, lease or construction of local fiber optic networkfacilities and the interconnection of substantially all of the Company'smarkets with its own fiber optic facilities. The Company will also implement various technologies including dense wave division multiplexing, or DWDM, to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the long-haul fiber optic backbone in the eastern half of the United States, combined with the Company's local fiber, will support the Company's full line of communication service offerings.


    To further expand our local network system, in March 1998, the Company purchased from the Federal Communications Commission ("FCC") 195 31-GHz licenses for a fixed wireless technology known as local multipoint distribution service, or LMDS. In addition, in April 2000, the Company purchased 177 39-GHz licenses for fixed wireless technology. These licenses cover approximately 230 million people throughout the United States, or approximately 90% of the nation's population. The Company believes the ownership of this spectrum may permit the Company to employ a wireless connection strategy to complement the Company's fiber network when fiber may not be available or economically justified.


    In May 1999, the Company announced its intention to further complement its high-bandwidth network assets through the deployment of Digital Subscriber Line, or DSL, technology. As of December 31, 2000, the Company had arrangements with incumbent local exchange carriers ("ILEC") with respect to co-locating its network connection equipment in 299 of their local service offices. By the end of 2001, the Company plans to be collocated in approximately 400 local service offices, which will all be equipped with DSL equipment. The Company intends to use DSL to deliver bundled voice and data product offerings where the Company has not yet installed its own fiber, or where fiber network deployment is not economically justified. This technology, when deployed, will represent another cost-effective, high bandwidth option to deliver communications services over the Company's own network.


   Company Name Change.


    On October 25, 1999, stockholders of the Company elected to change the legal name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc., which management believes will further align the strengths of Adelphia and the Company to develop a single brand in the communications marketplace.


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


    During April 2000, the Company was the successful bidder, in the FCC auction, for 177 licenses covering 39-GHz spectrum in an area with a population of approximately 164 million. The Company was granted the licenses in October 2000. The total purchase price was approximately $77.6 million.


    During April 2000, the Company and Bell Atlantic (now known as Verizon Communications) reached a settlement for the outstanding amounts due the Company from Bell Atlantic. As a result of the settlement, the Company wrote off $7.0 million of accounts receivable during the quarter ended March 31, 2000.


    On May 3, 2000, the Company entered into a contract to build an advanced information technology infrastructure and to provide communications services to the Commonwealth of Pennsylvania state government. As part of the contract, the

Company was required to place $75.8 million into a restricted account to be used for the completion on the technology infrastructure. As of December 31, 2000, the Company had used $21.6 million towards the completion of the infrastructure.


    During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from WorldCom in connection with the Company's IPO. Total proceeds to the Company were $5.6 million.


    During July 2000, the Company consummated a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire its interest in a jointly owned network located in State College, PA. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. This purchase increased the Company's ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of the Company effective from the date acquired.


    During August 2000, the Company entered into an agreement with Dominion Telecom, Inc. ("Dominion") in which the Company agreed to provide Dominion with an IRU of approximately 865 miles of long-haul fiber on the Company's Virginia fiber ring. The total proceeds to be received from this agreement will be approximately $16.0 million of which the Company has received approximately $11.8 million. During January 2001, the Company entered into an amendment with Dominion to provide Dominion with an IRU for additional strands of fiber in the Company's Virginia ring as well as an IRU for approximately 213 miles of long-haul fiber on the Company's Tennessee ring. Total proceeds to be received from this amendment will be approximately $7.9 million.


    During December 2000, the Company revised its network expansion plan. The Company reduced the number of markets it intends to be operating in by the end of 2001 from a range of 175 to 200 to approximately 80. During January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised network expansion plan. Most affected employees were located in markets in which the Company has stopped expansion. For the year ended December 31, 2000, the Company recorded a restructuring charge of $5.4 million related to the revised network expansion plan. The reserve was comprised primarily of direct costs associated with the reduction of the Company's business plan. In addition, the Company will record a $3.6 million charge to earnings in the first quarter of calendar 2001 for severance costs associated with the related layoff of employees mentioned previously. See Note 11 "Restructuring Charges" to the Company's Consolidated Financial Statements for further information.


    During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. Network or market information presented in this Form 10-K includes these six markets. The aggregate purchase price for these transactions was approximately $87.5 million plus the assumption of certain liabilities. The Company will manage these networks for Adelphia on a going forward basis.


    The Company and certain of Adelphia's other subsidiaries and affiliates are parties to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500.0 million, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of December 31, 2000, a subsidiary of the Company had borrowed $500.0 million under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15.0 million as a fee for placing the credit facility. The interest rate at which the Company has borrowed these funds is 12 1/2%, a portion of which is payable to a subsidiary of Adelphia. For the year ended December 31, 2000, the Company recorded $7.0 million in interest expense relating to the portion of interest due to the subsidiary of Adelphia.


    During March 2001, the Company issued and sold 25,322 shares of Class A common stock, to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were $460.9 million.


Growth Strategy

    The key components of the Company's strategy as a leading provider of facilities-based integrated communications services are:

   Focus on Communications-Intensive Customers.


    Adelphia Business Solutions provides its services to communications-intensive customers. This includes business, government and educational end users, as well as other communications service providers. Adelphia Business Solutions believes that its target customers represent a large and under-served customer pool that generally have limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. The Company offers dedicated access services on a wholesale basis to interexchange or long distance carriers ("IXCs") and has a national service agreement with AT&T and WorldCom to be their preferred supplier.


   Expansion of Sales and Sales Support Efforts.


    Adelphia Business Solutions' goal is to create better customer retention and become the principal and preferred cost-effective alternative to the incumbent communications services provider. To achieve this and to capitalize on the Company's expanding addressable market, Adelphia Business Solutions has increased and intends to continue to increase its direct sales and support team consisting of sales professionals and engineers. The Company has expanded its sales and sales support staff from 616 salespeople at December 31, 1999 to 763 salespeople at December 31, 2000, and expects to increase its sales force to approximately 1,000 salespeople by December 31, 2001.


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


    The Company's service offerings currently include a wide range of local dial tone and long distance services in all of the Company's operating markets. In addition, the Company has recognized the expanding demand for high-bandwidth by its customers in order to support the growing number of data applications. The Company's first series of data products to take advantage of these additional revenue opportunities is high-speed Internet access, frame relay and ATM. Additionally, the Company plans to add to its product capabilities by activating data centers and providing such products as e-mail, directory services and web hosting. To accelerate the Company's frame relay and ATM service offerings, the Company entered into a wholesale provider agreement with Intermedia Communications ("Intermedia"), whereby the Company uses Intermedia's frame relay network and data switches to offer data services to the Company's customers and then move the Company's customers' traffic onto the Company's own network system as it becomes operational. The Company believes this approach provides an efficient market-entry strategy under the Adelphia Business Solutions trade name, while providing better long-term operating margins through the use of the Company's own network system. The Company believes that the introduction of high margin data products should drive revenue growth and better leverage the Company's significant fiber assets.


   Drive On-Net Traffic Over High Capacity Fiber Optic Network System.


    The broad deployment of fiber optic cable in Adelphia Business Solutions' markets typically enables connectivity among the Company, the ILEC central offices and the Company's customers. Adelphia Business Solutions expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide the Company with higher long-term operating margins. As of December 31, 2000, the Company has collocated in 299 ILEC central offices, a figure which is expected to increase to approximately 400 during 2001.


    In addition to the broad deployment of fiber optic cable in its markets, Adelphia Business Solutions has been adding an inter-city fiber network system that connects its various markets. Once fully deployed, this long-haul fiber optic backbone in the eastern half of the United States, combined with the Company's local fiber, will support the Company's full line of communications offerings. The Company believes long-term operating margins on Adelphia Business Solutions' long distance, Internet and data transfer businesses will increase significantly as a result of connecting these markets. The Company also believes that its planned deployment of LMDS and DSL technologies will provide additional, alternative means to connect customers to its networks.

   Reduced Expansion Plan.


    Adelphia Business Solutions has announced that it is limiting its fiber optic network expansion in the western half of the United States. This reduced expansion will decrease the Company's addressable market from 65% to 53% of the business access lines in the United States and will allow the Company to offer services in approximately 80 markets by December 31, 2001. These markets will provide Adelphia Business Solutions with a market opportunity of approximately 32 million addressable business access lines, which currently generate over $70 billion of annual communications services revenues.


    Adelphia Business Solutions plans to roll out service in these markets through the use of large regionally based Lucent 5ESS switches that will serve several markets in geographic proximity to each switch. Each of these markets will be connected to the system network by inter-city fiber that has been or will be purchased or leased from a number of fiber optic transmission providers.


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

         Access to Internet Services-Enables customers to use its available capacity for access to Internet Service Providers ("ISP"s).


         Data Networking Services-The Company can provide high-speed, broadband services to use for data and Internet access such as Integrated Services Digital Network (ISDN) and Primary Rate Interface (PRI).


         Specialized Application Services-The Company can create products and services that are tailored for target industries with special communications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.


         Internet Support Services-The Company can provide web hosting solutions for commercial and non-profit organizations. These services may include co-location services, storage services, domain name registration, virtual hosting services, traffic statistics, and 24-hour access for web site changes.


Sales and Marketing

    The Company targets its network sales and marketing activities to medium and large businesses, government and educational end users and resellers, including IXCs. The Company services its customers through a dedicated sales and sales support staff of 763 professionals at December 31, 2000 focused on selling the Company's portfolio of service offerings, and currently has over 1,050 technicians, customer service representatives and administrative support staff at December 31, 2000, enabling the Company to provide its customers with continuous support and superior service. The Company expects to increase its marketing efforts by increasing the size of its current sales and sales support staff during 2001 to approximately 1,000 professionals as it increases the breadth of its product offerings to satisfy the growing communications needs of its customers. In addition, the Company has initiated direct marketing and sales of local telecommunications services on an unbundled loop basis to or through total service resale to small business customers in certain markets, generally offering such services under either the Adelphia Business Solutions name or a co-branded name that includes the name of the particular local partner. The Company offers many of its services in accordance with tariffs filed with the FCC for interstate services and State public utility commissions ("PUCs") for intrastate services. Most enhanced services are not subject to tariffing at either the federal or state level. Where tariffs are permitted or mandatory the company's networks are classified as non-dominant carriers by the FCC and therefore have substantial pricing flexibility and in many cases may enter into customer and product specific agreements.


   End Users


    The Company targets end users which include medium and large businesses, governmental and educational institutions and other communications service providers. End users are currently marketed through Company direct sales representatives in each market. The national sales organization also provides support for the local sales groups and develops new product offerings and customized communications applications and solutions which address the specific requirements of particular customers. In addition, the Company markets the Company's networks products through advertisements, media relations, direct mail and participation in trade conferences. End users typically commit to a service agreement for a term of two to five years which is either renegotiated or automatically converted to a month-to-month arrangement at the end of the contract term. The Company believes it will be able to continue to compete effectively for end users by offering superior reliability, product diversity, service and custom solutions to end user needs at competitive prices. A significant component of the Company's reliability will be its ability to offer customers end-to-end SONET ring construction for many localized applications. The Company's construction of SONET rings combined with the Company's large network size will enable the Company to offer fiber optic coverage superior to the ILEC in its markets


   Resellers


    Resellers utilize the Company's services primarily as a local component of their own service offerings to end-users. The Company has national supplier agreements with all of the major IXCs. The Company believes it can effectively provide IXCs with a full complement of traditional access services as well as switched services. Factors that increase the value of the Company's networks to IXCs include reliability, state-of-the-art technology, route diversity, and ease of ordering and customer service. The Company also generally prices the services of a network at a discount relative to the ILEC. In order to further complement the services provided to the IXCs, the Company integrates its networks with IXC networks to enable the IXC to (i) access service, billing and other data directly from the Company and (ii) electronically send automated service requests to the Company. In pursuing this strategy, the Company has entered into a National Service Agreement with AT&T pursuant to which the Company, through its networks, is an AT&T preferred supplier of dedicated special access and switched access transport services. The National Service Agreement requires the Company to provide such services to AT&T at a discount from the tariffed or published LEC rates. In addition, the Company has entered into a Preferred Provider Agreement with WorldCom pursuant to which the Company is designated WorldCom's preferred provider of new end user dedicated access circuits and of end user dedicated access circuits resulting from conversions from the ILEC in the Company's markets.


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


Ownership of the Company and the Company's Networks

    As of December 31, 2000, Adelphia Business Solutions was an approximately 60% owned subsidiary, on a fully diluted basis, of Adelphia. As of the completion of the Rights Offering on March 19, 2001, Adelphia's ownership increased to approximately 79% on a fully diluted basis. Unless the context otherwise requires, references to the "networks" or the "Company's networks" mean the (i) telecommunications networks (the "Original Markets") in operation or under construction as of May 8, 1998, the date of the Company's initial public offering, which include three joint ventures managed by the Company and in which the Company holds a 50% interest and are broken into two subcategories, those 14 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 or 1998 (the "Class of 1997/98") and (ii) additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are broken into two subcategories, those which began operations in 1999 (the "Class of 1999"), and those which began operations in 2000 (the "Class of 2000"). Of these markets, in December 2000, the Company sold one Class of 1996 market, two Class of 1999 markets and three Class of 2000 markets to Adelphia.


Operating Agreements

    Generally, subsidiaries of the Company historically had entered into partnership agreements (or limited liability agreements) with local partners to take advantage of the benefits of building networks in conjunction with local cable television or utility operators. Typically operating partnerships were formed and operated pursuant to three key agreements: (i) a partnership or limited liability company agreement between the Company or one of its wholly owned subsidiaries and a cable operator or utility company (the "Local Partner Agreement"); (ii) a fiber capacity lease agreement between the local partner and the operating partnership (the "Fiber Lease Agreement"); and (iii) a management agreement between the operating partnership and the Company or one of its subsidiaries (the "Management Agreement"). In recent years the Company has purchased the interests held by most of its local partners, and as of December 31, 2000, only three of the Company's 22 Original Markets were not wholly-owned by the Company.


     The Local Partner Agreements generally prohibit the transfer of partnership interests, including most changes in control, or impose restrictions that significantly limit a partner's ability to transfer its partnership interest. The partners typically retain certain rights of first refusal and buy/sell rights. Generally, after a specified period of time, either partner may transfer its interest to an unrelated third party if such partner first offers its interest to the other partner at the same terms and the other partner elects not to purchase the interest. In addition, either partner typically can, after a specified period of time, make an offer to the other partner to sell its own interest. The other partner must respond to the offer indicating its election to either accept the offer to buy or sell at the offered price. The two remaining operating partnerships were created in the last seven years and have a duration of 10 to 25 years unless earlier dissolved. Generally, each partner and certain of its affiliates are restricted from competing with the operating partnership in the defined business area so long as the partner is a partner plus two or three years thereafter.


    Generally, the Original Markets lease fiber optic capacity from their local partners or former local partners. In some instances, the operating partnerships lease existing fiber optic capacity and in other instances, the operating partnerships have requested the local partners or former local partners to construct new fiber optic capacity. In many cases, local partners or former local partners have upgraded the capacity of their cable or utility infrastructure, and as a result, have shared construction costs with the operating partnership. Monthly lease payments in both instances are based on the amortization of the operating partnership's share of the local partner's cost of construction and material costs over the term of the Fiber Lease Agreement. Because construction and material costs are amortized over the then current term of the Fiber Lease Agreement, it is possible for the amount of a monthly lease payment to be significantly lower during a renewal term unless the construction of additional fiber optic cable is scheduled for such renewal term. Typically, the amount of the lease payments in a renewal period equals the amount of monthly maintenance costs for the leased fiber optic cable.


    Substantially all of the Fiber Lease Agreements are in their initial terms of 5 to 25 years in length with various renewal options. Generally, either party can terminate the Fiber Lease Agreement at the end of the then current term upon prior written notice to the other party. Several of the Fiber Lease Agreements contain termination rights which provide the lessor with the option to terminate the lease if the lessor becomes subject to telecommunications regulation, an action is brought against the lessor challenging or seeking to adversely modify the lessor's continued validity or authority to operate, legal or regulatory determination renders it unlawful or impossible for the lessor to satisfy its obligations under the lease or in case of an imposition of public utility or common carrier status on the lessor as a result of its performance of the lease.


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


   IRU Agreements


    The Company has entered into several agreements that entitle the Company to a long-term lease or an IRU of local and long-haul dark fiber as of December 31, 2000. Generally each agreement requires Adelphia Business Solutions to pay an aggregate price consisting of an initial payment, followed by installments during the construction period based upon achieving certain milestones (e.g., commencement of construction, conduit installation and fiber installation). The final payment for each segment will be made at the time of acceptance.


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


   AT&T Lease Agreement


    On December 31, 1997 the Company consummated an agreement for a $24.5 million long-term lease facility from AT&T Capital Corporation (the "AT&T Lease Agreement"). The AT&T Lease Agreement provides financing for certain of the networks' switching equipment. Included in the AT&T Lease Agreement is the sale and leaseback of certain switching equipment for which the Company received $14.9 million. The terms of the switching equipment leases under the AT&T Lease Agreement are seven and one half years, commencing December 31, 1997. The AT&T Lease Agreement requires the Company to maintain and insure the leased equipment and prohibits the Company from subleasing the equipment, except to certain designated Company subsidiaries. Under the AT&T Lease Agreement, the Company is required to indemnify AT&T Capital Corporation for certain claims with respect to the leased equipment and for certain tax liabilities


   Management Agreements


    Generally, the Company or a wholly-owned subsidiary of the Company provides the three operating joint ventures with the following services pursuant to a management agreement for a fee based on the Company's cost of providing such services: general management, monitoring, marketing, regulatory processing, accounting, engineering, designing, planning, construction, maintenance, operations, service ordering and billing. The term of the typical Management Agreement is three or five years and automatically renews for continuous one-year periods unless one party provides the other with written notice that it intends to terminate the agreement.

The Company Networks

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


    If a particular market targeted for development is deemed to have sufficiently attractive demographic, economic, competitive and communications demand characteristics, the Company's network planning and design personnel, generally working in conjunction with the Company's local partner, Adelphia, or one of Adelphia's affiliates, design a large regional network targeted to provide access to the identified business, educational and government end user revenue base and to the IXC POPs and the LEC-COs in the geographic area covered by the proposed network. The actual network design is influenced by a number of market, cost and technical factors including: (i) availability and ease of fiber deployment; (ii) location of LEC-COs and IXC POPs; (iii) the Company's market information; and (iv) cost of construction. The Company relies on the performance and related financial condition of its supplies, parties to its IRU's, other industry vendors and customers. If the ability of these parties to perform their agreements with the Company were adversely affected due to financial or other problems, it could have an adverse effect on the Company.


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


   Network Operating Control Center


    In Coudersport, Pennsylvania, the Company has built the Network Operating Control Center, or NOCC, which is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the Company's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of the Company's networks including the management of 3,173 building connections, 33 switches or remote switching modules and 8,975 network route miles as of December 31, 2000. The NOCC is designed to accommodate the Company's anticipated growth.


    The NOCC is utilized for a variety of network management and control functions including monitoring, managing and diagnosing the Company's SONET networks, central office equipment, customer circuits and signals and the Company's switches and associated equipment. The NOCC is also the location where the Company provisions, coordinates, tests and accepts all orders for switched and dedicated circuits. In addition, the NOCC maintains the database for the Company's circuits and network availability. Network personnel at the NOCC also develop and distribute a variety of software utilized to manage and maintain the networks.


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

   Connection to Customer Locations


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


Employees

    As of December 31, 2000, the Company employed 2,774 employees. In support of the Company's operations, the Company also regularly uses the services of its local partners, employees and contract technicians for the installation and maintenance of its networks. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that the Company's relationships with their respective employees are good. During January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised network expansion plan. Most of the affected employees were located in markets in which the Company has stopped expansion.


Competition

    The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.


    In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the ILEC serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. The Telecommunications Act of 1996 (the "Telecommunications Act") and associated federal and state regulatory initiatives are intended to provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company. However, regulators may provide ILECs with increased pricing flexibility for their services, or other significant regulatory relief, as competition increases or for other reasons. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market operating provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the FCC has approved applications for such authority for Verizon (formerly Bell Atlantic) in New York and for SBC in Texas, Oklahoma and Kansas. These approvals may well result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.


    There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Ameritech and SBC, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. with MediaOne, Bell Atlantic with GTE, which became Verizon Communications, Qwest with US West, and AOL with Time Warner. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will pose a greater competitive threat to the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.


    The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, ILECs which are not subject to RBOC restrictions on long distance, AT&T, MCIWorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.


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


   Federal Legislation and Regulation


    The Telecommunications Act, enacted in 1996, establishes local exchange competition as a national policy. This act is intended to remove state regulatory barriers to competition. To do so, it imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance, local carriers must interconnect their networks, transfer their customers' telephone numbers to each other when customers change carriers, and compensate each other for local traffic they exchange. ILECs have additional duties, such as providing competitors with network interconnection at any technically feasible point, with access to unbundled network elements, and with collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing rules relating to these requirements as well as universal service subsidies, charges for access to long distance carriers, access to buildings, customer privacy, and services for the disabled.


    The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. On the other hand, states may adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers, and localities may manage public rights-of-way. There have been numerous disputes over what conditions a local government may impose on CLECs as part of a "franchise" to occupy the public right-of-way. The results of these cases have been mixed, in some cases sustaining, and in others rejecting, burdensome financial and/or operational requirements. The Company has successfully challenged states' attempts to limit competition in certain rural areas. One state has requested a stay of the favorable FCC order. Depending on the result, the Company's expansion plans may be adversely affected.


    The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. It has done so by promulgating rules which encourage increased local competition. The FCC's rules have been and likely will continue to be subject to litigation, but in most significant respects they have ultimately been upheld by the courts. The FCC's rules for setting the prices that ILECs may charge CLECs for use of their networks remain in litigation. These rules are generally viewed as favorable to CLECs. There can be no assurance that these rules will be sustained by the courts.


    Many CLECs have experienced difficulties with the ILECs' fulfillment of their duties with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by CLECs to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as the Company to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for RBOCs to cooperate with new carriers, allowing the RBOCs to offer long distance services originating in their region, if the RBOC satisfies statutory conditions designed to open their local markets to competition, but ILECs may not view that incentive as sufficient to justify willing compliance with their obligations under the Telecommunications Act. Moreover, the Company cannot be assured that RBOCs will be accommodating to the Company's networks once they are permitted to offer long distance service, as they have thus far in New York, Texas, Oklahoma and Kansas. If the Company's networks cannot obtain the cooperation of an RBOC for any reason, the Company's networks' ability to offer local services in such region on a timely and cost effective basis would be adversely affected.


    The FCC has adopted rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated, requiring ILECs to offer alternative collocation arrangements to CLECs, and establishing nationwide guidelines for how long it should take to establish a collocation arrangement. The FCC has also required ILECs to allow CLECs to use the high-frequency portion of the spectrum on a customer line to offer data services even if the CLEC does not provide the customer with voice service. While the intent of these rules is to facilitate competition by CLECs such as the Company's networks, ILECs continue to resist the rules and it remains uncertain that they will prove significant in practical terms.


    ILECs generally contest the claim that the obligation to pay reciprocal compensation to CLECs applies to local telephone calls terminating to ISPs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. The FCC accepted this logic, but ruled that this general conclusion did not supercede any state ruling that compensation is required under a particular contract or prevent a state from imposing compensation on a prospective basis. On March 24, 2000, a federal court of appeals vacated the FCC's ruling. The matter is now before the FCC for further consideration. The FCC's order on remand, and/or subsequent state rulings, could affect the costs incurred by ISPs and CLECs and the demand for their offerings. An unfavorable outcome could materially affect the Company's potential future revenues.


    Several ILECs have initiated legislative efforts to remove certain obligations imposed in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without first opening their markets to competition in accordance with the Telecommunications Act. The FCC reaffirmed in late 1999 that such services are subject to the resale and unbundling obligations of the Telecommunications Act. This decision is under review by the courts. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.


    Any of the regulatory changes discussed above could require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the networks can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state.


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


    When the Company's networks provide interexchange telecommunications service to customers who receive local service from another carrier, the Company will generally be required to pay the other carrier access charges. Similarly, when another carrier provides interexchange service to a customer who receives local service from the Company, the other carrier owes the Company access charges. ILEC interstate access charges are subject to extensive regulation by the FCC; CLEC access charges are subject to less regulation but still must be just, reasonable, and not unreasonably discriminatory. Some of the interexchange providers to whom the Company's networks provide access services, including AT&T and Sprint, have refused to pay access charges that exceed the access charges of the ILEC in any given geographic area, leading to litigation. While the Company's networks have not experienced any such challenges to their rights to collect access charges, they could experience them in the future. The FCC has initiated a proceeding to investigate whether CLEC access charges should be subjected to more stringent regulation. The manner in which the FCC regulates or lowers access charge levels could have a material effect on the ability of the Company's networks to compete in providing interstate access services and terminating and originating long distance traffic.


    The FCC has ruled that non-dominant IXCs, such as the Company, will no longer be able to file tariffs with the FCC concerning their interexchange long distance services. This ruling deprives the Company of the advantages of being able to rely on terms and conditions contained in a filed tariff, requiring instead reliance on individual contracts.


    The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet-Protocol telephony, slamming, rights of way, building access, numbering resources, pole attachments, customer privacy, wire tapping, and services to the disabled. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.


   State Regulation


    Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. The certificates or other authorizations held by the Company permit it to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Company's networks may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, the Company network tariff lists a rate range or sets prices on an individual case basis. Many states also have additional regulatory requirements such as reporting and customer service and quality requirements, and universal service contributions, all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, service requirements, and universal service issues.


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


    In some of the areas where the Company's networks provide service, their Local Partners pay license or franchise fees based on a percent revenues or some other measure such as quantity of facilities installed. In addition, in areas where the Company does not use its own facilities or those constructed by a Local Partner, the Company's networks may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, some municipalities may seek to impose requirements or fees on users of transmission facilities, even though they do not own such facilities.


    In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Company network or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC. Such legal challenges by other CLECs have produced mixes results, with some municipal requirements that the Company believes are discriminatory or otherwise illegal being judicially upheld.

    If any of the existing local partner agreements or fiber lease agreements held by a Local Partner or a Company network for a particular market were terminated prior to its expiration date, such termination could have a material adverse effect on the Company.


ITEM 2.  PROPERTIES

    The Company leases its principal executive offices from Adelphia in Coudersport, Pennsylvania and leases its offices in Pittsburgh, Pennsylvania and other cities in which the Company has networks. Additionally, the Company owns its NOCC facilities which are also located in Coudersport, Pennsylvania.


    All of the fiber optic cable, fiber optic communications equipment and other properties and equipment used in the networks, are owned or leased by the Company and its subsidiaries or in certain circumstances, the joint ventures. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 2000, the Company's total communications equipment in service consists of fiber optic communications equipment, fiber optic cable, switches and other electronic equipment, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.


    Substantially all of the fiber optic communications equipment used in the Company's networks is housed in multiple leased facilities in various locations throughout the metropolitan areas served by the Company. The Company believes that its properties and those of its subsidiaries or joint ventures are adequate and suitable for their intended purpose.


ITEM 3.  LEGAL PROCEEDINGS

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Executive Officers of the Registrant


    The executive officers of the Company are:


      NAME              AGE                 POSITION

      John J. Rigas...   76   Chairman and Director

      James P. Rigas..   43   Vice Chairman, Chief Executive
                              Officer, President and Director

      Michael J. Rigas   47   Vice Chairman, Secretary and Director

      Timothy J. Rigas   44   Vice Chairman, Chief Financial
                              Officer, Treasurer and Director




John J. Rigas is the Chairman of the Board of Directors of the Company. He also is the founder, Chairman, Chief Executive Officer and President of Adelphia. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.


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

PART II
(Dollars in thousands, except per share amounts)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

   Market Performance


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


                             CLASS A COMMON STOCK

         QUARTER ENDED:                    HIGH        LOW

         March 31, 1999                   $  16 3/8   $  8 5/8

         June 30, 1999                    $  18 7/8   $  11

         September 30, 1999               $  25       $  15 1/2

         December 31, 1999                $  51 1/4   $  24 11/16

         March 31, 2000                   $  67 1/2   $  46 1/2

         June 30, 2000                    $  60       $  21 1/4

         September 30, 2000               $  23       $  8

         December 31, 2000                $  10 3/8   $  3 7/16





    As of March 28, 2001 there were 416 holders of record of the Company's Class A common stock, par value $0.01 per share and 23 holders of record of the Company's Class B common stock, par value $0.01 per share.


   Dividends


    The Company has never declared any cash dividends on any of its respective equity securities. Covenants in the indenture pursuant to which the Company's Senior Discount Notes, Senior Secured Notes and Senior Subordinated Notes were issued restrict the ability of the Company to pay cash dividends on its capital stock.


   Sale of Unregistered Securities


    During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from WorldCom in connection with the Company's IPO. Total proceeds to the Company were $5.6 million. These shares were sold in reliance on the exemption under section 4(2) of the Securities Act.


    In July 2000, Adelphia Business Solutions issued 330,000 shares of Class A common stock to Allegheny in exchange for its interest in a jointly owned network located in State College, Pennsylvania. These shares were sold in reliance on the exemption under section 4(2) of the Securities Act.


    On March 19, 2001, Adelphia Business Solutions issued and sold 25,322 shares of Class A common stock to the public in a rights offering at a price of $7.28 per share. Simultaneously, in a private placement in reliance on the exemption under section 4(2) of the Securities Act, Adelphia purchased 11,820,070 and 51,459,624 shares of Class A and Class B Common Stock, respectively, in the rights offering at a price of $7.28 per share. The net proceeds of approximately $460.9 million will be used to pay down the Company's outstanding borrowings under its revolving bank credit facility, all of which, subject to the terms and maturity of that credit facility, may be re-borrowed and used by the Company for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

    The following selected consolidated financial data as of and for the nine months ended December 31, 1998 and as of and for the years ended December 31, 1999 and 2000 have been derived from the audited consolidated financial statements of the Company and the related notes thereto. This data should be read in conjunction with the consolidated financial statements and related notes thereto for the nine months ended December 31, 1998, the years ended December 31, 1999 and 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The balance sheet data as of March 31, 1997 and 1998 and December 31, 1998 and the statement of operations data and the other Company data with respect to the years ended March 31, 1997 and 1998 have been derived from audited consolidated financial statements of the Company not included herein.


                                                              Nine
                                                             Months
                                                             Ended
                                       Year Ended           December           Year Ended
Statement of Operations Data (a)        March 31,              31,             December 31,
                                 ----------------------    ---------    ------------------------
                                    1997         1998         1998         1999         2000
                                 ---------    ---------    ---------    ----------   -----------

Revenues .....................   $   5,088    $  13,510    $  34,776    $  154,575   $   351,974
Operating expense:
  Network operations .........       3,432        7,804       18,709        58,525       183,314
  Selling, general and
   administrative ............       6,780       14,314       35,341       142,615       277,198
  Restructuring charges ......        --           --           --            --           5,420
  Depreciation and
   amortization ..............       3,945       11,477       26,671        65,244       114,614
                                 ---------    ---------    ---------    ----------   -----------
Operating loss ...............      (9,069)     (20,085)     (45,945)     (111,809)     (228,572)
Gain on sale of investment ...       8,405         --           --            --            --
Interest income ..............       5,976       13,304       10,233        19,933         3,900
Interest income - affiliate ..        --           --          8,395         8,483         6,282
Interest expense .............     (28,377)     (49,334)     (38,638)      (74,314)      (88,576)
Other income .................        --           --          1,113          --            --
Equity in net loss of
 joint ventures ..............      (7,223)     (12,967)      (9,580)       (7,758)       (2,858)
Extraordinary gain on
 repurchase of debt ..........        --           --            237          --            --
                                 ---------    ---------    ---------    ----------   -----------
Net loss .....................     (30,547)     (69,082)     (74,185)     (165,466)     (309,824)
Dividend  requirements
 applicable to preferred stock        --        (12,409)     (21,117)      (31,618)      (35,665)
                                 ---------    ---------    ---------    ----------   -----------
Net loss applicable to
 common stockholders .........   $ (30,547)   $ (81,491)   $ (95,302)   $ (197,084)  $  (345,489)
                                 =========    =========    =========    ==========   ===========
Basic and diluted net
 loss per weighted average
 share of common stock .......   $   (0.89)   $   (2.33)   $   (1.80)   $    (3.47)  $     (4.93)
Common stock dividends .......        --           --           --            --            --

Other Company Data (a)
  EBITDA (b) .................   $  (5,124)   $  (8,608)   $ (19,274)   $  (46,565)  $  (108,538)
  Capital expenditures and
   company investments (c) ...      79,396      132,889      215,770       477,702       723,185
  Cash (used in) provided
   by operating activities ...      (4,823)      (6,333)      35,795        17,485      (144,330)
  Cash used in investing
   activities ................     (72,818)    (266,604)    (245,063)     (556,194)     (736,917)
  Cash provided by
   financing activities ......     137,455      443,873      221,088       298,272       882,657

                                     As of March 31,                   As of December 31,
                                 ----------------------    -------------------------------------
                                    1997         1998         1998          1999         2000
                                 ---------    ---------    ---------    ----------   -----------
Balance Sheet Data (a):

Cash and cash equivalents ....   $  59,814    $ 230,750    $ 242,570    $    2,133    $    3,543
Total assets .................     174,601      639,992      836,342     1,563,703     1,889,466
Long term debt and
 exchangeable redeemable
 preferred stock .............     215,675      735,980      722,783     1,106,026     1,687,523
Common stock and other
 stockholders' equity
 (deficiency) ................     (50,254)    (118,991)      74,031       279,931       (17,270)

(a) The data presented represents financial information for the Company and its consolidated subsidiaries. As of December 31, 2000, three of the Company's networks were owned by joint ventures in which it owned an interest of 50%, and for which the Company reports its interest pursuant to the equity method of accounting consistent with generally accepted accounting principles. During December 2000, the Company sold six markets to Adelphia. As a result, Statement of Operations and Other Company Data includes such networks while Balance Sheet Data excludes such networks as of December 31, 2000.
(b) Earnings before interest expense, income taxes, depreciation and amortization, restructuring charges, other non-cash charges, gain on sale of investment, interest income and equity in net loss of joint ventures ("EBITDA") and similar measurements of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, all as defined by generally accepted accounting principles, and while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance.
(c) For the fiscal years ended March 31, 1997 and 1998, the nine months ended December 31, 1998, and the years ended December 31, 1999 and 2000, the Company's capital expenditures (including capital expenditures relating to its wholly-owned operating companies) were $24.6, $68.6, $146.8, $453.2, and $712.8 million, respectively, and the Company's investments in its less than wholly-owned operating companies were $34.8, $64.3, $69.0, $24.5 and $10.4 million, respectively, for the same periods. In addition, during the fiscal year ended March 31, 1997, the Company invested $20.0 million in fiber assets and a senior secured note.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

    See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.


Overview

    The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 22 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are owned by wholly-and majority-owned subsidiaries or by two joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% equity interest with one or more other partners, and are broken into two subcategories, the 14 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 or 1998 (the "Class of 1997/98") and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "New Markets") which are broken into two subcategories, those which began operations in 1999 (the "Class of 1999") and those which began operations in 2000 (the "Class of 2000"). During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. Network or market information presented in this Form 10-K includes these six markets.


    Adelphia Business Solutions is a leading provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers primarily throughout the eastern United States. As of December 31, 2000, the Company offered a full range of communications services in 75 markets and expects by the end of the year 2001 to be offering services in approximately 80 markets, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its networks. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission and Internet connectivity. The Company's customers have a choice of receiving these services separately or as bundled packages which are typically priced at a discount when compared to the price of the separate services.


   In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system. The Company's Original Markets are principally located in the eastern half of the United States. Due to the Company's success in operating and expanding the Original Markets, the Company intends to serve approximately 80 total markets by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes that the full buildout of this footprint will position it to address approximately 53% of the 60 million business access lines nationwide, which currently represent approximately $70 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of all of the Company's existing and new markets with its own fiber optic facilities. The Company will also implement various technologies including dense wave division multiplexing, or DWDM, to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the long-haul fiber optic backbone in the eastern half of the United States, combined with the Company's local fiber will support the Company's full line of communication service offerings.


   Financing Transactions


    During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A Common Stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from WorldCom in connection with the Company's IPO. The total proceeds to the Company were $5.6 million.


    The Company and certain of Adelphia's other subsidiaries and affiliates are party to a joint bank credit facility. As part of this facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500.0 million, which would be guaranteed by other members of the borrowing group, subject to compliance by the entire borrowing group with certain covenants and financial tests. As of December 31, 2000, a subsidiary of the Company had borrowed $500.0 million under this new credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia approximately $15.0 million as a fee for placing the credit facility. The interest rate at which the Company has borrowed these funds is 12 1/2%, a portion of which is payable to a subsidiary of Adelphia. For the year ended December 31, 2000, the Company recorded $7.0 million in interest expense relating to the portion of interest due to the subsidiary of Adelphia.


    During March 2001, the Company issued and sold 25,222 shares of Class A common stock to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were $460.9 million.


   Acquisition of Partner Interests


    During July 2000, the Company consummated a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire its interest in a jointly owned network located in State College, PA. Consideration paid to Allegheny was 330,000 shares of the Company's Class A common stock. This purchase increased the Company's ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of the Company effective from the date acquired.


   Sale of Operating Networks


    During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. The aggregate purchase price for these transactions was approximately $87.5 million plus the assumption of certain liabilities. The results of operations discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations include these six markets.


Results of Operations

Twelve months Ended December 31, 2000 in Comparison with twelve months Ended December 31, 1999


   Revenues


    The primary sources of revenues, reflected as a percentage of total revenue, were as follows:

                                                 Twelve Months
                                                     Ended
                                                 December 31,
                                                 1999    2000
                                                ------- --------
        Local Services                           69.2%    69.2%
        Dedicated Access                         21.1%     9.7%
        Management Fees                           3.2%     2.2%
        Enhanced Services                         3.1%     8.9%
        Long Distance                             1.1%     2.4%
        Other                                     2.3%     7.6%

    Revenues increased 128% to $352.0 million for the twelve months ended December 31, 2000, from $154.6 million in the prior twelve-month period.


                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Class of 1996 Markets                     $    105,498
        Growth in Class of 1997/98 Markets                        10,164
        Acquisition of Local Partner Interests                    20,416
        Growth in Class of 1999 Markets                           56,580
        Class of 2000 Markets                                      2,093
        Management fees                                            2,648




   Network Operations


    Network operations expense increased 213% to $183.3 million for the twelve months ended December 31, 2000, from $58.5 million in the prior twelve-month period.


                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Original Markets                          $     40,938
        Acquisition of local partner interests                     8,299
        Expansion Markets                                         72,343
        Network Control Center                                     3,209



    The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.


   Selling, general and administrative expense


    Selling, general and administrative expense increased 94% to $277.2 million for the twelve months ended December 31, 2000, from $142.6 million in the prior twelve-month period.


                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Original Markets                          $     35,303
        Acquisition of local partner interests                     9,184
        Expansion Markets                                         49,171
        Sales and marketing activities                             2,616
        Corporate overhead charges                                38,309


   Restructuring Charges


    Restructuring charges and executive severance was $5.4 million for the twelve months ended December 31, 2000 primarily as a result of the Company's revised network expansion plan.


   Depreciation


    Depreciation and amortization expense increased 76% to $114.6 million during the twelve months ended December 31, 2000, from $65.2 million in the prior twelve-month period primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

   Interest Income


    Interest income decreased to $3.9 million during the twelve months ended December 31, 2000 from $19.9 million in the prior twelve-month period as a result of the payment of interest due to the Company from Telergy received in 1999 as well as decreases in interest income resulting from lower amounts of cash and cash equivalents and U.S. Government securities.


   Interest Income - Affiliate


    Interest income - affiliate decreased 26% to $6.3 million during the twelve months ended December 31, 2000 from $8.5 million in the prior twelve-month period as a result of lower demand advances made to Adelphia.


   Interest Expense


    Interest expense increased 10% to $81.6 million for the twelve months ended December 31, 2000, from $74.3 million in the prior twelve-month period as a result of the draws on the credit facility.


   Interest Expense - Affiliate


    Interest expense - affiliate was $7.0 million as a result of draws on the credit facility discussed previously and incremental payments of interest to Adelphia in connection with these draws.


   Equity in Net Loss of Joint Ventures


    Equity in net loss of joint ventures decreased by 63% to $2.9 million for the twelve months ended December 31, 2000, from $7.8 million in the prior twelve-month period as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially being offset by startup and other costs and expenses associated with design, construction, operation and management of the networks.


    The number of non-consolidated joint venture networks paying management fees to the Company decreased from four at December 31, 1999 to three at December 31, 2000. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $7.6 million for the twelve months ended December 31, 2000, an increase of approximately $2.6 million over the prior twelve-month period. The non-consolidated networks' net losses, including networks under construction, for the twelve months ended December 31, 1999 and 2000, aggregated approximately $15.2 million and $6.2 million, respectively.


   Preferred Stock Dividends


    Preferred stock dividends increased 13% to $35.7 million during the twelve months ended December 31, 2000 from $31.6 million during the prior twelve-month period. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.

Twelve months Ended December 31, 1999 in Comparison with twelve months Ended December 31, 1998

   Revenues


    The primary sources of revenues, reflected as a percentage of total revenue, were as follows.

                                                 Twelve Months
                                                     Ended
                                                 December 31,
                                                 1998     1999
                                                ------- --------
        Local Services                           53.0%    69.2%
        Dedicated Access                         37.5%    21.1%
        Management Fees                           9.3%     3.2%
        Enhanced Services                         ---      3.1%
        Long Distance                             0.1%     1.1%
        Other                                     0.1%     2.3%


    Revenues increased 290% to $154.6 million for the twelve months ended December 31, 1999, from $39.6 million in the prior twelve-month period.


                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Original Markets                          $     75,978
        Acquisition of local partner interests                    27,955
        Expansion Markets                                          9,798
        Management fees                                            1,247


   Network Operations Expense


    Network operations expense increased 175% to $58.5 million for the twelve months ended December 31, 1999 from $21.3 million in the prior twelve-month period.


                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Original Markets                          $     17,270
        Acquisition of local partner interests                     8,381
        Expansion Markets                                         10,888
        Network Control Center                                       701


    The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.


   Selling, General and Administrative


    Selling, general and administrative expense increased 251% to $142.6 million for the twelve months ended December 31, 1999 from $40.6 million in the prior twelve-month period.



                                                              Amounts
        The increase is attributable to the following:     (in thousands)
                                                           --------------
        Growth in Original Markets                          $     28,406
        Acquisition of local partner interests                    12,242
        Expansion Markets                                         42,609
        Sales and marketing activities                             6,865
        Corporate overhead charges                                11,830

   Depreciation and Amortization


    Depreciation and amortization expense increased 110% to $65.2 million during the twelve months ended December 31, 1999 from $31.1 million in the prior twelve-month period primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interest.


   Interest Income


    Interest income for the twelve months ended December 31, 1999 increased 28% to $19.9 million from $15.6 million in the prior twelve-months period as a result of the payment of interest due the company from Telergy as discussed previously, offset by decreases in interest income resulting from lower amounts of cash and cash equivalents and U.S. government securities.


   Interest Income - Affiliate


    Interest income - affiliate remained relatively unchanged at $8.5 million for the twelve months ended December 31, 2000 as compared to $8.4 million in the prior twelve-month period.


   Interest Expense


    Interest expense increased 43% to $74.3 million during the twelve months ended December 31, 1999 from $52.0 million in the prior twelve-month period as a result of the issuance of the 12% Senior Subordinated Notes due 2007, partially offset by an increase in the amount of interest capitalized on projects under construction in 1998.


   Equity in Net Loss of Joint Venture


    Equity in net loss of joint ventures decreased by 41% to $7.8 million during the twelve months ended December 31, 1999 from $13.3 million in the prior twelve-month period as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks.


    The number of non-consolidated networks paying management fees to the Company decreased from eight at December 31, 1998 to four at December 31, 1999. These networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $4.9 million for the twelve months ended December 31, 1999, an increase of approximately $1.2 million over the prior twelve-month period. The non-consolidated networks' net losses, including networks under construction, for the twelve months ended December 31, 1998 and 1999 aggregated approximately $28.4 million and $15.2 million, respectively.


   Preferred Stock Dividends


    Preferred stock dividends increased by 14% to $31.6 million during the twelve months ended December 31, 1999 from $27.7 million during the prior twelve-month period. The increase is due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.


Supplementary Network Financial Analysis

    At December 31, 2000, 54 of the 75 operational markets had been in operation for two years or less, while the remaining 21 markets have been in operation for more than two years. In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management analyzes the aggregates operational markets based on the year or years in which the markets became operational. The Original Markets, including nonconsolidated joint ventures, are broken down into two categories, those which began operations in 1996 or before and those which began operations in 1997 or 1998. The Expansion Markets are also broken down into two categories, those which began operations in 1999 and those which began operations in 2000. The following table provides information relating to the aggregation of those markets. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.


Adelphia Business Solutions, Inc.
Unaudited Combined Results of Original and Expansion Markets
Before allocation of Corporate Overhead (a)

                                Quarter Ended December 31, 2000                      Quarter Ended September 30, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class    Class      Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Revenue ........... $ 81,936  $ 14,825  $ 22,275  $  2,005   $  121,041  $  78,168  $ 14,061  $ 18,829  $   105  $  111,163


Direct Operating
 Expenses .........   22,440     6,365    26,060     2,370       57,235     20,933     6,575    23,986      879      52,373
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------   ---------

Gross Margin ......   59,496     8,460    (3,785)     (365)      63,806     57,235     7,486    (5,157)    (774)     58,790
Gross Margin
 Percentage .......    72.6%     57.1%    (17.0%)   (18.2%)       52.7%      73.2%     53.2%    (27.4%)      NM       52.9%


Sales, General
 and Administrative
 Expenses .........   27,970     5,644    22,781     6,031       62,426     30,171     5,296    21,689    3,519      60,675
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------  ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 31,526  $  2,816  $(26,566) $ (6,396)  $    1,380  $  27,064  $  2,190  $(26,846) $(4,293) $   (1,885)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------  ----------
EBITDA as a
 Percentage of
 Revenues .........    38.5%     19.0%   (119.3%)      NM          1.1%      34.6%     15.6%   (142.6%)     NM        (1.7%)


                     December 2000 Quarter vs. September 2000 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                         Original          Expansion
                         Markets            Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------

Revenue ...........     4.8%      5.4%     18.3%        NM         8.9%

Direct Operating
 Expenses .........     7.2%     (3.2%)     8.6%        NM         9.3%
                    --------  --------  --------  --------   ----------

Gross Margin ......     4.0%     13.0%    (26.6%)       NM         8.5%

Sales, General
 and Administrative
 Expenses .........    (7.5%)     6.6%      5.0%        NM         2.9%
                    --------  --------  --------  --------   ----------

EDITDA before
 allocation of
 Corporate
 Overhead (b) .....    16.5%     28.6%      1.0%        NM           NM
                    --------  --------  --------  --------   ----------


(a) The above table summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating Results are presented before an allocation of Corporate Overhead for network operating control center, engineering and other administrative support functions totaling $23.7 million in the December 2000 quarter and $17.1 million in the September 2000 quarter and before a bad debt provision for previously recorded revenues of $15 million in the December 2000 quarter. The Original Markets include fourteen markets in the Class of 1996 and eight markets in the Class of 1997/1998. The Expansion Markets include thirty markets in the Class of 1999 and twenty-nine markets in the Class of 2000.

(b) Earnings before interest, income taxes, depreciation and amortization, restructuring charges, other income/expense and non-cash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.


Adelphia Business Solutions, Inc.
Unaudited Combined Results of Original and Expansion Markets Continued
Before allocation of Corporate Overhead (a)

                            Quarter Ended December 31, 2000                       Quarter Ended December 31, 1999
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class    Class      Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Revenue ........... $ 81,936  $ 14,825  $ 22,275  $  2,005   $  121,041  $  52,740  $  8,121  $  6,462  $   ---  $   67,053


Direct Operating
 Expenses .........   22,440     6,365    26,060     2,370       57,235     11,221     4,009     7,743      ---      23,073
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------   ---------

Gross Margin ......   59,496     8,460    (3,785)     (365)      63,806     41,249     4,112    (1,381)     ---      43,980
Gross Margin
 Percentage .......    72.6%     57.1%    (17.0%)   (18.2%)       52.7%      78.6%     50.6%    (21.4%)     ---       65.6%


Sales, General
 and Administrative
 Expenses .........   27,970     5,644    22,781     6,031       62,426     22,911     3,264    14,508      420      41,103
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------  ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 31,526  $  2,816  $(26,566) $ (6,396)  $    1,380  $  18,338  $    848  $(15,890) $  (420) $    2,877
                    --------  --------  --------  --------   ----------  ---------  --------  --------  -------  ----------
EBITDA as a
 Percentage of
 Revenues .........    38.5%     19.0%   (119.3%)      NM          1.1%      34.9%     10.4%   (245.9%)     ---         4.3%


                     December 2000 Quarter vs. December 1999 Quarter
                             Percentage Change Comparison
                    ---------------------------------------------------
                         Original          Expansion
                         Markets            Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------

Revenue ...........    56.2%     82.6%    244.7%        NM        80.5%

Direct Operating
 Expenses .........   100.0%     58.8%    232.2%        NM       148.1%
                    --------  --------  --------  --------   ----------

Gross Margin ......    44.2%    105.7%        NM        NM        45.1%

Sales, General
 and Administrative
 Expenses .........    22.1%     72.9%     57.0%        NM        51.9%
                    --------  --------  --------  --------   ----------

EDITDA before
 allocation of
 Corporate
 Overhead (b) .....    71.9%    232.1%        NM        NM       (52.0%)
                    --------  --------  --------  --------   ----------

(a) The table above summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating Results are presented before an allocation of Corporate Overhead for network operating control center, engineering and other administrative support functions totaling $23.7 million in the December 2000 quarter and $14.4 million in the December 1999 quarter and before a bad debt provision for previously recorded revenues of $15 million in the December 2000 quarter. The Original Markets include fourteen markets in the Class of 1996 and eight markets in the Class of 1997/98. The Expansion Markets include thirty markets in the Class of 1999 and twenty-nine markets in the Class of 2000.

(b) Earnings before interest, income taxes, depreciation and amortization, restructuring charges and executive severance, other income/expense and non-cash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance

   Liquidity and Capital Resources


    The development of the Company's business and the installation and expansion of the networks, as well as the development of the markets, combined with the construction and expansion of the Company's NOCC, have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $453.2 million and $712.8 million for the years ended December 31, 1999 and 2000, respectively. Further, investments made by the Company in nonconsolidated networks and in LMDS licenses were $24.5 million and $88.0 million for the years ended December 31, 1999 and 2000, respectively. The significant increase in capital expenditures for the year ended December 31, 2000 is largely attributable to capital expenditures necessary to develop the Original Markets and the Expansion Markets, as well as the fiber purchases to interconnect the networks. The Company expects that it will continue to incur substantial capital expenditures in this development effort. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Financing Transactions" and "Acquisitions of Partners Interests" above.


    The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and its state-of-the-art NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.


    Expansion of the Company's Original Markets and services and the development of Expansion Markets and additional networks and services requires significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for switched services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of Expansion Markets and (iv) the acquisition of additional ownership interests in the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches or remote switching modules in all of its Original Markets and has installed regional super switches in certain key Expansion Markets when such Expansion Markets were operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its Expansion Markets on a standard switching platform based on Lucent 5 switch technology. The Company also plans to purchase its partners' interest in the joint ventures when it can do so at attractive economic terms. The Company estimates that, in addition to the cash and cash equivalents on hand and the restricted cash as of December 31, 2000, a total of approximately $500 million will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures during calendar 2001. The Company currently expects calendar 2001 revenues to be in the range of $500 million, with first quarter 2001 revenue at approximately the same level as December 2000 quarterly revenue. These expectations include the Company's estimate of the effect of the revised business plan, the sale of the six markets to Adelphia and the general economic downturn affecting the United State economy and its effect on the Company's customers and vendors.


    In addition, there can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variances from expected capital expenditure requirements for Original Markets and Expansion Markets and development of the LMDS spectrum, or (ii) that anticipated financings, Local Partner investments and other sources of capital will become available to the Company on economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new markets not currently planned.


    The Company will need additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and joint venture levels, internally generated funds, equity invested by Local Partners in joint ventures and additional debt or equity financings, as appropriate, and expects to fund any potential additional purchase of partnership interests of Local Partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.


    During March 2001, the Company issued and sold 25,322 shares of Class A common stock, to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were $460.9 million.


   Recent Accounting Pronouncements


    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations.


    The Company has no freestanding derivative instruments. In conjunction with preparing for the implementation of this standard, the Company reviewed contracts from various functional areas of the Company to identify potential derivatives embedded in the selected contracts. No embedded derivatives were identified as a result of this review. The adoption of this statement or any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.


    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which clarified the existing accounting rules for revenue recognition. SAB No. 101 was adopted by the Company in the fourth quarter of 2000. The Company's revenue recognition policy did not change with the adoption of SAB No. 101.


   Impact of Inflation


    The Company does not believe that inflation has had a significant impact on the Company's consolidated operations or on the operations of the joint ventures in the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000


ITEM 7A.  QUANITITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company uses fixed rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 2000.


                                               Expected Maturity
                        ---------------------------------------------------------------------                 Fair
                           2001        2002        2003        2004        2005     Thereafter     Total      Value
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Fixed Rate Debt
 and Redeemable
 Preferred Stock:       $      ---  $      ---  $  303,840  $  250,000  $      ---  $  597,067  $1,150,907  $  655,385
 Average Interest Rate      12.54%      12.54%      12.44%      12.39%      12.44%      12.40%         ---         ---

Fixed Rate Non
 Public Debt:           $      ---  $      ---  $   18,068  $   38,409  $   48,636  $  394,887  $  500,000  $  500,000
 Average Interest Rate       12.50%     12.50%      12.50%      12.50%      12.50%      12.50%         ---         ---

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and related notes thereto and independent auditors' report follow.


                ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES


                     INDEX TO CONSOLDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                               34

Consolidated Balance Sheets, December 31, 1999 and 2000                    35

Consolidated Statements of Operations, Nine Months Ended
 December 31, 1998 and Years Ended December 31, 1999 and 2000              36


Consolidated Statements of Common Stock and Other
 Stockholders' Equity (Deficiency), Nine Months Ended
 December 31, 1998 and Years Ended December 31, 1999 and 2000              37

Consolidated Statements of Cash Flows, Nine Months Ended
 December 31, 1998 and Years Ended December 31, 1999 and 2000              39

Notes to Consolidated Financial Statements                                 40

                         INDEPENDENT AUDITORS' REPORT


Adelphia Business Solutions, Inc. and Subsidiaries


    We have audited the accompanying consolidated balance sheets of Adelphia Business Solutions, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, of common stock and other stockholders' equity (deficiency) and of cash flows for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Business Solutions, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/DELOITTE & TOUCHE LLP


Pittsburgh, Pennsylvania
March 22, 2001

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                            December 31,
                                                        1999           2000
ASSETS

Current assets:
  Cash and cash equivalents ......................   $     2,133    $     3,543
  Due from parent - net ..........................       392,629           --
  Due from affiliate - net .......................         6,230           --
  Accounts receivable - net ......................        68,075         79,650
  Other current assets ...........................         9,852         14,936
                                                     -----------    -----------
      Total current assets .......................       478,919         98,129

U.S. government securities - pledged .............        29,899           --
Restricted cash ..................................          --           54,178
Investments ......................................        44,066         48,409
Property, plant and equipment - net ..............       943,756      1,534,612
Other assets - net ...............................        67,063        154,138
                                                     -----------    -----------
      Total ......................................   $ 1,563,703    $ 1,889,466
                                                     ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable ...............................   $   150,151    $   158,249
  Due to parent - net ............................          --            1,544
  Due to affiliates - net ........................          --            8,067
  Accrued interest ...............................        16,566         31,011
  Accrued interest - parent ......................          --            7,003
  Other current liabilities ......................        11,029         13,339
                                                     -----------    -----------
      Total current liabilities ..................       177,746        219,213

13% Senior Discount Notes due 2003 ...............       253,860        291,891
12 1/4% Senior Secured Notes due 2004 ............       250,000        250,000
12% Senior Subordinated Notes due 2007 ...........       300,000        300,000
Note payable .....................................          --          500,000
Other debt .......................................        41,318         48,565
                                                     -----------    -----------
      Total liabilities ..........................     1,022,924      1,609,669

12 7/8% Senior Exchangeable Redeemable
 Preferred Stock .................................       260,848        297,067

Commitments and contingencies (Note 7)

Common stock and other stockholders' equity
(deficiency)
  Class A common stock, $0.01 par value,
   800,000,000 shares authorized, 34,066,587
   and 35,848,366 shares outstanding, respectively           341            358
  Class B common stock, $0.01 par value,
   400,000,000 shares authorized, 35,371,459
   and 35,143,859 shares outstanding, respectively           354            351
  Additional paid in capital .....................       666,021        678,140
  Class B common stock warrants ..................         2,177          1,022
  Unearned stock compensation ....................        (5,715)        (4,070)
  Accumulated deficit ............................      (383,247)      (693,071)
                                                     -----------    -----------
      Total common stock and other stockholders'
       equity (deficiency) .......................       279,931        (17,270)
                                                     -----------    -----------
      Total ......................................   $ 1,563,703    $ 1,889,466
                                                     ===========    ===========

                  See notes to consolidated financial statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                               Nine
                                              Months
                                               Ended
                                             December           Year Ended
                                                31,             December 31,
                                             ---------    ----------------------
                                                1998         1999         2000
                                             ---------    ---------    ---------

Revenues .................................   $  34,776    $ 154,575    $ 351,974

Operating expenses:
  Network operations .....................      18,709       58,525      183,314
  Selling, general and administrative ....      35,341      142,615      277,198
  Restructuring charges ..................        --           --          5,420
  Depreciation and amortization ..........      26,671       65,244      114,614
                                             ---------    ---------    ---------
      Total ..............................      80,721      266,384      580,546
                                             ---------    ---------    ---------

Operating loss ...........................     (45,945)    (111,809)    (228,572)

Other income (expense):
  Interest income ........................      10,233       19,933        3,900
  Interest income - affiliate ............       8,395        8,483        6,282
  Interest expense .......................     (38,638)     (74,314)     (81,573)
  Interest expense - affiliate ...........        --           --         (7,003)
  Other income ...........................       1,113         --           --
                                             ---------    ---------    ---------
Loss before income taxes, equity in net
 loss of joint ventures and
 extraordinary gain ......................     (64,842)    (157,707)    (306,966)

Income tax expense .......................        --             (1)        --
                                             ---------    ---------    ---------
Loss before equity in net loss of joint
 ventures and extraordinary gain .........     (64,842)    (157,708)    (306,966)

Equity in net loss of joint ventures .....      (9,580)      (7,758)      (2,858)
                                             ---------    ---------    ---------

Loss before extraordinary gain ...........     (74,422)    (165,466)    (309,824)
Extraordinary gain on repurchase of debt .         237         --           --
                                             ---------    ---------    ---------
Net loss .................................     (74,185)    (165,466)    (309,824)

Dividend requirements applicable to
 preferred stock .........................     (21,117)     (31,618)     (35,665)
                                             ---------    ---------    ---------

Net loss applicable to common stockholders   $ (95,302)   $(197,084)   $(345,489)
                                             =========    =========    =========

Basic and diluted net loss per weighted
 average share of common stock
 before extraordinary gain ...............   $   (1.81)   $   (3.47)   $   (4.93)
Basic and diluted extraordinary gain on
 repurchase of debt per weighted
 average share of common stock ...........        0.01         --           --
                                             ---------    ---------    ---------
Basic and diluted net loss per weighted
 average share of common stock ...........   $   (1.80)   $   (3.47)   $   (4.93)
                                             =========    =========    =========

Weighted average shares of common stock
 outstanding (in thousands) ..............      53,035       56,739       70,088
                                             =========    =========    =========





                  See notes to consolidated financial statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMMON STOCK
                   AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)
                (Dollars in thousands, except per share amounts)

                                                            Class A   Class B
                              Class A Class B  Additional   Common    Common                   Unearned
                              Common  Common    Paid-in     Stock     Stock      Loans to       Stock      Accumulated
                               Stock   Stock    Capital    Warrant   Warrant   Shareholders  Compensation    Deficit       Total
                              ------- ------- ----------  --------  ---------  ------------  ------------  -----------  ----------
Balance, March 31, 1998       $    4  $  325  $      179  $ 13,000  $  11,087  $     (3,000) $       ---   $  (140,586) $ (118,991)
  Proceeds from issuance
   of Class A common stock       129     ---     190,731       ---        ---           ---          ---           ---     190,860
  Proceeds from issuance
   of Class A common stock
   to Adelphia                    33     ---      49,827       ---        ---           ---          ---           ---      49,860
  Exercise of Class A
   common stock warrant            7     ---      12,993   (13,000)       ---           ---          ---           ---         ---
  Conversion of note and
   payables to Adelphia to
   Class A common stock           36     ---      44,222       ---        ---           ---          ---           ---      44,258
  Exercise of Class B
   common stock warrants         ---       8       6,596       ---     (6,604)          ---          ---           ---         ---
  Conversion of Class B
   common stock to
   Class A common stock           10     (10)        ---       ---        ---           ---          ---           ---         ---
  Repayment of loan
   to shareholders               ---     ---         ---       ---        ---         3,000          ---           ---       3,000
  Dividend requirements
   applicable to
   preferred stock               ---     ---     (18,168)      ---        ---           ---          ---        (2,949)    (21,117)
  Other                          ---     ---        (353)      ---        ---           ---          ---           (61)       (414)
  Issuance of Class A
   common stock bonus              5     ---         755       ---        ---           ---          ---           ---         760
  Net loss                       ---     ---         ---       ---        ---           ---          ---       (74,185)    (74,185)
                              ------- ------- ----------  --------  ---------  ------------  -----------  ------------  ----------

Balance, December 31, 1998       224     323     286,782       ---      4,483           ---         ---       (217,781)     74,031
  Proceeds from issuance
   of Class A common stock        88     ---     252,766       ---        ---           ---         ---            ---     252,854
  Proceeds from issuance
   of Class B common stock       ---      52     149,948       ---        ---           ---         ---            ---     150,000
  Exercise of Class B
   common stock warrants         ---       3       2,303       ---     (2,306)          ---         ---            ---        ---
  Conversion of Class B
   common stock to
   Class A common stock           24     (24)        ---       ---        ---           ---         ---            ---        ---
  Unearned stock compensation      4     ---       6,396       ---        ---           ---      (5,715)           ---        685
  Dividend requirements
   applicable to
   preferred stock               ---     ---     (31,618)      ---        ---           ---         ---            ---     (31,618)
  Other                            1     ---        (556)      ---        ---           ---         ---            ---        (555)
  Net loss                       ---     ---         ---       ---        ---           ---         ---       (165,466)   (165,466)
                              ------- ------- ----------  --------  ---------  ------------  ----------  -------------  ----------

Balance, December 31, 1999    $   341 $   354 $  666,021  $    ---  $   2,177  $        ---  $   (5,715) $    (383,247) $  279,931
                              ======= ======= ==========  ========  =========  ============  ==========  =============  ==========




                  See notes to consolidated financial statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMMON STOCK
             AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY) (continued)
                (Dollars in thousands, except per share amounts)



                                                           Class A   Class B
                              Class A Class B  Additional  Common    Common                   Unearned
                              Common  Common    Paid-in     Stock     Stock      Loans to       Stock      Accumulated
                               Stock   Stock    Capital    Warrant   Warrant   Shareholders  Compensation    Deficit       Total
                              ------- ------- ----------  --------  ---------  ------------  ------------  -----------  ----------
Balance, December 31, 1999    $   341 $   354 $  666,021  $    ---  $   2,177  $        ---  $     (5,715) $  (383,247) $  279,931
  Exercise of Class A
   common stock warrant             9     ---      5,612       ---        ---           ---           ---          ---       5,621
  Exercise of Class B
   common stock warrant           ---       1      1,154       ---      1,155           ---           ---          ---         ---
  Conversion ofClass B
   common stock to
   Class A common stock             4      (4)       ---       ---        ---           ---           ---          ---         ---
  Vesting of stock
   compensation                   ---     ---        ---       ---        ---           ---         1,645          ---       1,645
  Issuance of Class A
   common stock bonus               1     ---        401       ---        ---           ---           ---          ---         402
  Excess of sales
   price over carrying
   value of networks sold         ---     ---     34,255       ---        ---           ---           ---          ---      34,255
  Issuance of Class A common
   stock for purchase of
   telecommunications network       3     ---      6,928       ---        ---           ---           ---          ---       6,931
  Dividend requirements
   applicable to
   preferred stock                ---     ---    (35,665)      ---        ---           ---           ---          ---     (35,665)
  Other                           ---     ---       (566)      ---        ---           ---           ---          ---        (566)
  Net loss                        ---     ---        ---       ---        ---           ---           ---     (309,824)   (309,824)
                              ------- ------- ----------  --------  ---------  ------------  ------------  -----------  ----------

Balance, December 31, 2000    $  358   $  351 $  678,140  $    ---  $   1,022  $       ---   $     (4,070) $  (693,071) $ (17,270)
                              ======= ======= ==========  ========  =========  ============  ============  ===========  =========


                  See notes to consolidated financial statements

          ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                         Nine
                                                        Months
                                                         Ended         Year Ended
                                                       December        December 31,
                                                         31,      ---------------------
                                                        1998        1999        2000
                                                      ---------   ---------   ---------
Cash flows from operating activities:
   Net loss .......................................   $ (74,185)  $(165,466)  $(309,824)
   Adjustments to reconcile net loss to net
    cash provided by (used in)operating activities:
         Depreciation .............................      23,838      59,430     102,126
         Amortization .............................       2,833       5,814      12,488
         Equity in net loss of joint ventures .....       9,580       7,758       2,858
         Non-cash interest expense ................      23,857      33,076      38,031
         Restructuring charges ....................        --          --         5,420
         Non-cash stock compensation ..............         761         685       1,319
         Extraordinary gain on repurchase of debt .        (237)       --          --
         Changes in operating assets and
          liabilites, net of effects of
          Acquisitions
           Other assets--net .......................     29,072     (62,580)    (27,835)
           Accounts payable .......................       9,862     127,697       6,411
           Accrued interest and other liabilities .      10,414      11,071      24,676
                                                      ---------   ---------   ---------
Net cash provided by (used in) operating activities      35,795      17,485    (144,330)
                                                      ---------   ---------   ---------


Cash flows from investing activities:
         Net cash used for acquisitions ...........        --      (129,118)       --
         Expenditures for property, plant
          and equipment ...........................    (146,752)   (453,206)   (712,807)
         Repayment of senior secured note .........        --        20,000        --
         Investments in joint ventures ............     (69,018)    (24,496)    (10,375)
         Investments in fixed wireless licenses ...     (44,605)       --       (77,632)
         Investments in restricted cash - net .....        --          --       (54,178)
         Sale of telecommunications networks ......        --          --        87,452
         Sale of U.S. government securities
          - pledged ...............................      15,312      30,626      30,626
                                                      ---------   ---------   ---------
Net cash used in investing activities .............    (245,063)   (556,194)   (736,914)
                                                      ---------   ---------   ---------

Cash flows from financing activities:
         Proceeds from issuance of Class A
          common stock ............................     255,462     262,500       5,621
         Proceeds from issuance of Class B
          common stock ............................        --       150,000        --
         Proceeds from debt .......................        --       300,000     500,000
         Repayment of debt ........................     (19,868)     (5,668)    (10,288)
         Costs associated with debt financing .....        --        (6,180)    (15,025)
         Costs associated with issuance of
          common stock ............................     (14,742)     (9,646)       --
         Repayment of loans from stockholders .....       3,000        --          --
         (Advances to) repayments from affiliates .      (2,764)   (392,734)    402,346
                                                      ---------   ---------   ---------
Net cash provided by financing activities .........     221,088     298,272     882,654
                                                      ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents ..      11,820    (240,437)      1,410
Cash and cash equivalents, beginning of period ....     230,750     242,570       2,133
                                                      ---------   ---------   ---------
Cash and cash equivalents, end of period ..........   $ 242,570   $   2,133   $   3,543
                                                      =========   =========   =========




                  See notes to consolidated financial statements

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)

1.    The Company and Summary of Significant Accounting Policies




   Organization and Business


    The consolidated financial statements include the accounts of Adelphia Business Solutions, Inc. and it's more than 50% owned subsidiaries ("Adelphia Business Solutions" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company was formed in 1991 and is a majority-owned subsidiary of Adelphia Communications Corporation ("Adelphia"). On October 25, 1999, the stockholders of the Company elected to change the name of the Company from Hyperion Telecommunications, Inc. to Adelphia Business Solutions, Inc., which management believes will further align the strengths of both companies to develop a single brand in the communications marketplace.


    Adelphia Business Solutions operates in one segment and is a nationwide facilities based integrated communications provider, or ICP, that offers broadband communications solutions, including local switch dial tone, long distance service, high-speed data transmission and internet connectivity.


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


    During March 2001, the Company issued and sold 25,322 shares of Class A common stock, to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were $460,900 million


    At December 31, 2000, Adelphia owned approximately 60% of Adelphia Business Solutions' outstanding common stock and held approximately 90% of the total voting rights.


    The Company is a leading provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers primarily throughout the eastern United States. The Company currently offers a full range of communications services in 75 markets and expects by the end of the year 2001 to be offering services in approximately 80 markets, including substantially all of the top 40 metropolitan statistical areas in the United States. To serve its customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and national network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over our own networks. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission and Internet connectivity. The Company offers its customers a choice of receiving these services separately or as bundled packages which are typically priced at a discount when compared to the price of the separate services.

    To develop the original markets and the new markets, as well as the fiber purchases to interconnect the networks, the Company expects that it will continue to incur capital expenditures. In addition to cash and cash equivalents on hand and the restricted cash as of December 31, 2000, a total of approximately $500,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures during calendar 2001. The Company will need additional funds to fully fund its business plan. The Company expects to fund its capital requirements through existing resources, credit facilities and vendor financings at the Company and joint venture levels, internally generated funds, equity invested by local partners in joint ventures and additional debt or equity financings, as appropriate, and expects to fund any potential additional purchase of partnership interest of local partners through existing resources, internally generated funds and additional debt or equity financings, as appropriate. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.


    Joint ventures, which the Company currently does not control, are accounted for under the equity method of accounting.


   Acquisitions of Partner Interests


    On February 12, 1998, the Company purchased additional partnership interests in Louisville Lightwave (Louisville and Lexington), NHT Partnership (Buffalo), New Jersey Fiber Technologies and Hyperion of Harrisburg. As a result, the Company's ownership in these networks increased to 100%. The aggregate purchase price was comprised of approximately $45,000 in cash and a warrant, which was not exercised until May 1998, for 731,624 shares of the Company's Class A common stock (See Note 6). In addition, the Company paid certain amounts related to fiber lease financings upon consummation of the purchase of the additional partnership interests.


    During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, Kansas, Jacksonville, Florida and Richmond, Virginia markets for an aggregate of approximately $89,750. The agreements increased the Company's ownership interest in each of these networks to 100%.


    During June 1999, the Company consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, Louisianna, Little Rock, Arkansas, and Jackson, Mississippi markets, whereby Entergy received approximately $36,518 for its ownership interests in these markets. The agreements increased the Company's ownership interest in each of these networks to 100%.


    During July 2000, the Company consummated a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of the Company's Class A Common Stock. This purchase increased the Company's ownership in this network to 100%.


    All of the acquisitions described above were accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the Company's consolidated financial statements from the date acquired.

    The following unaudited financial information of the Company assumes that each of the transactions described above had occurred at the beginning of the preceding period.


                                         Nine
                                        Months
                                         Ended          Year Ended
                                       December         December 31,
                                          31,     --------------------
                                         1998        1999      2000
                                       ---------  ---------  ---------
               Revenues                $  49,156  $ 162,230  $ 352,689
               Net loss                  (79,789)  (170,522)  (310,303)
               Net loss applicable
                to common stockholders  (100,907)  (202,140)  (345,969)
               Basic and diluted net
               loss per weighted
                average share of
                common stock           $   (1.90) $   (3.56) $   (4.95)


   Cash and Cash Equivalents


    Cash and cash equivalents consist of highly liquid instruments with an initial maturity date of three months or less.


   Restricted Cash


    Restricted cash consists of highly liquid investments with an initial maturity date of three months or less reserved for the construction of the advanced information technology infrastructure under the Company's contract with the Commonwealth of Pennsylvania. The contract was entered into on May 3, 2000. As part of the contract, the Company was required to place $75.8 million into a restricted account to be used for the completion on the technology infrastructure. As of December 31, 2000, the Company had used $21.6 million towards the completion of the infrastructure.


   U.S. Government Securities - Pledged


    U.S. Government Securities - Pledged consist of highly liquid investments which will be used to pay the first six semi-annual interest payments on the 12 1/4% Senior Secured Notes. Such investments are classified as held-to-maturity and the carrying value approximates market value.


   Accounts Receivable


    An allowance for doubtful accounts of $9,640 and $48,513 is recorded as a reduction of accounts receivable at December 31, 1999 and 2000, respectively.


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


    The estimated useful lives of the Company's principal classes of property, plant and equipment are as follows:

Telecommunications networks                               10-20 years
Network monitoring and switching equipment                 5-10 years
Fiber optic use rights                                       15 years
Other                                                      3-10 years

   Revenue Recognition


    The Company recognizes revenue from communications services in the month the related service is provided. Revenues on billings to customers in advance of providing services are deferred and recognized when earned. The Company recognizes revenues related to management and network monitoring of the joint ventures in the month that the related services are provided. Reciprocal compensation revenue is an element of switched service revenue, which represents compensation from Local Exchange Carriers ("LECs") for local exchange traffic originated by other LECs terminated on the Company's facilities. Adelphia Business Solutions recognizes revenue based upon established contracts with the LECs and has established a reserve for a portion of those revenues that are under dispute.


   Significant Customers


    During the nine months ended December 31, 1998, Adelphia Business Solutions' sales to AT&T and Bell Atlantic represented 11.4% and 10.1% of total revenues, respectively. During the year ended December 31, 1999, Adelphia Business Solutions' sales to AT&T and Bell Atlantic represented 8.8% and 14.7% of total revenues, respectively. During the year ended December 31, 2000, Adelphia Business Solutions' sales to Verizon represented 15.7% of total revenues.


   Basic and Diluted Net Loss per Weighted Average Share of Common Stock


    Basic net loss per weighted average share of common stock is computed based upon the weighted average number of common shares and warrants outstanding during the period. Diluted net loss per common share is equal to basic net loss per common share because the Adelphia Warrant discussed in Note 6 had an antidilutive effect for the periods presented. Class B common stock warrants to purchase shares of Class B common stock have been included as shares outstanding for purposes of the calculation of both basic and diluted net loss per share for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000.


   Other Assets - net


    Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs at December 31, 1999 and 2000 were $17,434 and $27,034, respectively. Included in other assets at December 31, 1999 and 2000 is $44,605 and $122,504, respectively, relating to licenses. These licenses which cover approximately 60% of the nation's population are a spectrum for a fixed wireless technology known as local multipoint distribution service ("LMDS") and are being amortized on a straight line basis over the life of the licenses, which is 10 years.


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


    The Company's financial instruments include cash and cash equivalents, notes payable and redeemable preferred stock. The fair value of the notes payable exceeded their carrying value by approximately $52,058 at December 31, 1999. The carrying value of the notes payable exceeded their fair value by approximately $275,626 at December 31, 2000. The carrying value of the redeemable preferred stock was equal to its fair value at December 31, 1999. The carrying value of the redeemable preferred stock exceeded its fair value by approximately $207,947 at December 31, 2000. The fair values of the financial instruments were based upon quoted market prices.


   Non-cash Financing and Investing Activities


    Capital leases entered into during the nine months ended December 31, 1998, and the years ended December 31, 1999 and 2000 totaled $1,155, $5,772, and $17,747 respectively (See Note 5). Dividend requirements applicable to preferred stock were satisfied by the issuance of an additional 20,624, 30,733 and 34,885 shares of such preferred stock during the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively (See Note 5).


   Comprehensive Income


    Comprehensive income includes all changes to all changes in stockholder's equity during a period except those resulting from investments by and distributions to owners. For the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company's only component of comprehensive income is its net loss for those periods.


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



   Recent Accounting Pronouncements


    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations.


    The Company has no freestanding derivative instruments. In conjunction with preparing for the implementation of this standard, the Company reviewed contracts from various functional areas of the Company to identify potential derivatives embedded in the selected contracts. No embedded derivatives were identified as a result of this review. The adoption of this statement or any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.


    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which clarified the existing accounting rules for revenue recognition. SAB No. 101 was adopted by the Company in the fourth quarter of 2000. The Company's revenue recognition policy did not change with the adoption of SAB No. 101.


   Reclassifications


    Certain December 31, 1998 and 1999 amounts have been reclassified to conform with the presentation for the year ended December 31, 2000.

2. Property, Plant and Equipment

    Property, plant and equipment consists of the following:


                                              December 31,
                                          ----------------------
                                             1999        2000
                                          ----------  ----------
           Telecommunications networks    $  139,248  $  214,856
           Network monitoring and
            switching equipment              431,078     760,784
           Fiber optic use rights            108,239     156,858
           Construction in process           344,439     539,977
           Other                              18,270      55,351
                                          ----------  ----------
                                           1,041,274   1,727,826
           Less accumulated depreciation     (97,518)   (193,214)
                                          ----------  ----------
           Total                          $  943,756  $1,534,612
                                          ==========  ==========


    Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead and interest. Capitalized interest amounted to $9,986, $23,282 and $43,609 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

3.    Investment in Fiber Asset and Senior Secured Note

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


    During May 1999, the Company received $32,329 from Telergy for the repayment of the Senior Secured Note. The payment represented $20,000 in principal and $12,329 of interest, which is included in "Interest income" in the consolidated statement of operations.

4.    Investments

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

    The Company's nonconsolidated investments are as follows:

                                       Ownership        December 31,
                                      Percentage       1999     2000
                                      ----------  ---------  ---------
      PECO-Adelphia Business
       Solutions (Philadelphia)            50.0%  $  42,475  $  46,725
      PECO-Adelphia Business
       Solutions (Allentown,
       Bethlehem, Easton, Reading)         50.0%      7,425     11,050
      Adelphia Business Solutions
       of York                             50.0%      6,525      6,525
      Allegheny Hyperion
       Telecommunications              100.0%(1)      4,975        ---
                                                  ---------  ---------
                                                     61,400     64,300
      Cumulative equity in net losses               (17,334)   (18,391)
                                                  ---------  ---------
            Subtotal                              $  44,066  $  45,909
      Investments accounted for using
       the cost method                                  ---      2,500
                                                  ---------  ---------
            Total                                 $  44,066  $  48,409
                                                  =========  =========

      (1) As discussed in Note 1, the Company has consummated an agreement which increased its ownership to 100% in this network during July 2000.


    Summarized unaudited combined financial information for the Company's nonconsolidated investments listed above being accounted for using the equity method of accounting as of the dates and for the periods ended, is as follows:


                                              December 31,
                                          --------------------
                                             1999      2000
                                          ---------  ---------
           Current assets                 $  21,645  $  26,942
           PP&E-net                         112,210    105,420
           Non-current assets                    55        ---
           Current liabilities               10,175     10,221
           Non-current liabilities           45,278     31,010



                                         Nine
                                        Months
                                         Ended        Year Ended
                                       December       December 31,
                                          31,    ---------------------
                                         1998       1999       2000
                                       --------- ----------- ---------
               Revenues                $  24,986  $  43,753  $  62,766
               Net loss                  (22,325)   (15,154)    (6,218)

5.    Financing Arrangements

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


    The holders of the Senior Discount Notes may put the Senior Discount Notes to the Company at any time upon the occurrence of a Change of Control (as defined in the Indenture) at a price of 101% of accreted principal. In addition, the Company will be required to offer to purchase Senior Discount Notes at a price of 100% with the proceeds of certain asset sales (as defined in the Indenture). The Indenture stipulates, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity interests or subordinated debt, sale-leaseback transactions, liens, transactions with affiliates, sales of Company assets, mergers and consolidations.


    The Class B common stock warrants are exercisable at $0.00308 per share, upon the earlier of May 1, 1997 or a Change of Control. Unless exercised, the Class B common stock warrants will expire on June 30, 2001. The number of shares and the exercise price for which a warrant is exercisable are subject to adjustment under certain circumstances. Through December 31, 2000, 298,705 warrants were exercised and converted into 1,810,150 shares of Class B common stock. The Company received $5 in consideration for the exercise of the warrants.


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


    Interest is payable semi-annually commencing March 1, 1998. The Senior Secured notes rank pari passu in right of payment with all existing and future senior Indebtedness (as defined in the Indenture) of the Company and will rank senior in right of payment to future subordinated Indebtedness of the Company. On or before September 1, 2000 and subject to certain restrictions, the Company could redeem, at its option, up to 25% of the aggregate principal amount of the Senior Secured Notes at a price of 112.25% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). As of September 1, 2000, the Company had not exercised its option to redeem any senior secured notes. On or after September 1, 2001, the Company may redeem, at its option, all or a portion of the Senior Secured Notes at 106.125% of principal which declines to par in 2003, plus accrued interest. The holders of the Senior Secured Notes may put them to the Company at any time upon the occurrence of a Change of Control (as defined in the Indenture) at a price of 101% of principal. The Indenture stipulates, among other things, limitations on additional borrowing, payment of dividends and other distributions, repurchase of equity interests, transactions with affiliates and the sale of assets.


   12 7/8% Senior Exchangeable Redeemable Preferred Stock


    On October 9, 1997, the Company issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 (the "Preferred Stock"). Proceeds to the Company, net of commissions and other transaction costs, were approximately $194,500.

    Dividends are payable quarterly commencing January 15, 1998 at 12 7/8% of the liquidation preference of outstanding Preferred Stock. Through October 15, 2002, dividends are payable in cash or additional shares of Preferred Stock at the Company's option. Subsequent to October 15, 2002, dividends are payable in cash. The Preferred Stock ranks junior in right of payment to all indebtedness and other obligations of the Company, its subsidiaries and joint ventures. On or before October 15, 2000, and subject to certain restrictions, the Company could redeem, at its option, up to 35% of the initial aggregate liquidation preference of the Preferred Stock originally issued with the net cash proceeds of one or more Qualified Equity Offerings (as defined in the Certificate of Designation) at a redemption price equal to 112.875% of the liquidation preference per share of the Preferred Stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption; provided that, after any such redemption, there are remaining outstanding shares of Preferred Stock having an aggregate liquidation preference of at least 65% of the initial aggregate liquidation preference of the Preferred Stock originally issued. As of October 15, 2000, the Company had not exercised its option to redeem any Preferred Stock. On or after October 15, 2002, the Company may redeem, at its option, all or a portion of the Preferred Stock at 106.438% of the liquidation preference thereof declining to 100% of the liquidation preference in 2005, plus accrued interest. The Company is required to redeem all of the shares of Preferred Stock outstanding on October 15, 2007 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption.


    The holders of the Preferred Stock may put the Preferred Stock to the Company at any time upon the occurrence of a Change of Control (as defined in the Certification of Designation) at a price of 101% of the liquidation preference thereof. The Certificate of Designation stipulates, among other things, limitations on additional borrowings, payment of dividends and other distributions, transactions with affiliates and the sale of assets. The Company may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of Preferred Stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 (the "Exchange Debentures"). Interest, redemption and registration rights provisions of the Exchange Debentures are consistent with the provisions of the Preferred Stock.


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


    Interest is payable semi-annually commencing May 1, 1999. The Subordinated Notes rank behind all current and future indebtedness (other than trade payables), except indebtedness that expressly provides that it is not senior to the notes. On or before November 1, 2003 and subject to certain restrictions, the Company could redeem at its option, up to 25% of the aggregate principal amount of the Subordinated Notes at a price of 112.00% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after November 1, 2003, the Company could redeem, at its option, all or a portion of the Subordinated Notes at 106.00% of principal which declines to par in 2005, plus accrued interest. The holders of the Subordinated Notes may put them to the Company at any time upon the occurrence of a Change in Control (as defined in the Indenture) at a price of 101.00% of principal. The Indenture stipulates, among other things, limitations on additional borrowing, payment of dividends, and other distributions, repurchase of equity, interests, transactions with affiliates and the sale of assets.


    The expected maturities of the 13% Senior Discount Notes, the 12 1/4% Senior Secured Notes, the 12 7/8% Senior Exchangeable Redeemable Preferred Stock and the 12% Senior Subordinated Notes are as follows:



                        2001                     $   ---
                        2002                         ---
                        2003                      303,840
                        2004                      250,000
                        2005                         ---
                        Thereafter                597,067

   Note Payable


    The Company and certain of Adelphia's other subsidiaries and affiliates are parties to a joint bank credit facility. As part of their facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500,000 which, if borrowed, would be guaranteed by other members of the borrowing group. As of December 31, 2000, a subsidiary of the Company had borrowed $500,000 under this credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia $15,000 as a fee for placing the credit facility. The interest rate at which the Company has borrowed these funds is 12 1/2%, a portion of which is payable to a subsidiary of Adelphia. For the year ended December 31, 2000, the Company recorded $21,874 for interest expense relating to Note Payable, $7,003 of which was payable to a subsidiary of Adelphia.


    Maturities of Note Payable are as follows:



                        2001                     $    ---
                        2002                          ---
                        2003                       18,068
                        2004                       38,409
                        2005                       48,636
                        Thereafter                394,887





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


    Maturities of other debt are as follows:

                        2001                     $ 5,700
                        2002                       5,954
                        2003                       6,194
                        2004                       6,724
                        2005                       7,935
                        Thereafter                16,058

6.    Common Stock and Other Stockholders' Equity (Deficiency)

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


    Prior to the IPO in May 1998, certain former company officers (the "Officers") were parties to a stockholder agreement, as amended (the "Stockholder Agreement") with Adelphia. The Stockholder Agreement provided, among other things, (i) that upon the earlier of (a) the termination of employment of any of the officers or (b) after October 7, 1998, such officers could put their shares to Adelphia for fair market value, unless such put rights were terminated as a result of the registration of the Company's common stock under the Securities Act of 1933 (the "Securities Act") and (ii) for certain buy/sell and termination rights and duties among Adelphia and the Officers. The Stockholder Agreement terminated automatically upon the date of the IPO.


    The Company also entered into Term Loan and Stock Pledge Agreements ("Loan Agreements") with each of the Officers. Pursuant to the Loan Agreements, each Officer borrowed $1,000 from the Company. Each of these loans accrued interest at the average rate at which the Company could invest cash on a short-term basis, was secured by a pledge of the borrower's common stock in the Company, and would mature upon the earlier of (i) October 8, 1998 or (ii) the date of the IPO and the Officers had the right to sell at least $1,000 worth of their shares. Each Loan Agreement also provided that any interest accruing on a loan from the date six months after the date of such loan would be offset by a bonus payment when principal and interest thereon are due and which would include additional amounts to pay income taxes applicable to such bonus payment.


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

    Changes in the number of shares outstanding for the Company's common stock are as follows:


                                            Class A    Class B
                                            Common     Common
                                             Stock      Stock
                                           ---------- ----------
Shares Outstanding, March 31, 1998            396,500 32,500,000
                                           ---------- ----------

Issuance of Class A common stock           19,816,667        ---
Exercise of Class A common stock warrant      731,624        ---
Conversion of Class B common stock for
 Class A common stock                       1,372,780  1,187,541
Other                                          58,500 (1,372,780)
                                           ---------- ----------
Shares Outstanding, December 31, 1998      22,376,071 32,314,761
                                           ---------- ----------

Issuance of Class A common stock            8,750,000        ---
Issuance of Class B common stock                  ---  5,181,350
Issuance of Class B common stock for
 warrant exercise                                 ---    413,530
Conversion of Class B common stock for
 Class A common stock                       2,538,182 (2,538,182)
Other                                         402,324        ---
                                           ---------- ----------
Shares Outstanding, December 31, 1999      34,066,587 35,371,459
                                           ---------- ----------

Issuance of Class A common stock for
 purchase of telecommunications network       330,000        ---
Issuance of Class A common stock for
 warrant exercise                             913,380        ---
Issuance of Class B common stock for
 warrant exercise                                 ---    209,056
Conversion of Class B common stock for
 Class A common stock                         436,656   (436,656)
Other                                         101,743        ---
                                           ---------- ----------
Shares Outstanding, December 31, 2000      35,848,366 35,143,859
                                           ========== ==========


   Warrants


    Class A Common Stock Warrants


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


      Adelphia Warrant


    On June 13, 1997, the Company entered into agreements with MCI. Pursuant to these agreements the Company is designated MCI's preferred provider for new end user dedicated access circuits and conversions of end user dedicated access circuits as a result of conversions from the incumbent LEC in the Company's markets. Adelphia Business Solutions also has certain rights of first refusal to provide MCI with certain communications services. Under this arrangement, the Company issued a warrant to purchase 913,380 shares of Class A common stock for $6.15 per share to MCI (the "MCI Warrant") representing 2 1/2% of the common stock of the Company on a fully diluted basis. MCI could receive additional warrants to purchase up to an additional 6% of the shares of the Company's Class A common stock, on a fully diluted basis, at fair value, if MCI met certain purchase volume thresholds over the term of the agreement.


    In connection with the IPO and the related over-allotment option, the Company and MCI entered into an agreement that provides as follows with respect to the MCI Warrant and MCI's right to receive additional MCI warrants as a result of the IPO (the "Additional MCI Warrants"): (i) the Additional MCI

Warrants, totaling 508,121 shares, issued with respect to the shares sold to the public in the IPO, the over-allotment option and with respect to the Adelphia shares purchased will have an exercise price equal to the lower of $6.15 per share or the price per share to the public in the IPO (the "IPO Price"), and
(ii) Adelphia purchased from MCI the MCI Warrant and the Additional MCI Warrants for a purchase price equal to the number of Class A common stock shares issuable under the warrants being purchased times the IPO Price minus the underwriting discount, less the aggregate exercise price of such warrants. Furthermore, in consideration of the obligations undertaken by Adelphia to facilitate the agreements between MCI and Adelphia Business Solutions, the Company paid to Adelphia a fee of $500 and issued a warrant to Adelphia, which expires three years after its issuance, to purchase 200,000 shares of Class A common stock at an exercise price equal to the IPO Price. During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A Common Stock of the Company at a price of $6.15 per share. Total proceeds to the Company were $5,611.


   Long Term Incentive Compensation Plan


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

    The following table summarizes stock option activity under all plans:


                                            Number    Weighted
                                              of       Average
                                            shares    Exercise
                                            subject     price
                                              to         per
                                            options     share
                                           ---------  ---------
         Outstanding, December 31, 1998          ---  $     ---
         Granted                             600,417      15.13
                                           ---------
         Outstanding, December 31, 1999      600,417      15.13
         Granted                             216,050      32.71
                                           ---------
         Outstanding, December 31, 2000      816,467      19.78
                                           =========



    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000


                  Options outstanding           Options exercisable
--------------------------------------------- ----------------------------------
                       Weighted      Wiighetd             Weighted     Weighted
                        average       average              average     average
  Exercise     Number   remaining    exercise    Number   remaining    exercise
  price per      of    contractual    price        of     contractual   price
    share     shares   life (years) per share    shares  life (years) per share
------------  ------- ------------- --------- ---------- ------------ ----------
$8.69-$61.63  816,467     5.4         $19.78    361,667      6.9        $23.59




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


    SFAS 123 pro forma numbers are as follows:


                                                     Year Ended
                                                     December 31,
                                                ---------------------
                                                  1999        2000
                                                ---------   ---------
     Net loss-as reported                       $(165,466)  $(309,824)
     Net loss-pro  forma  applying SFAS 123      (167,800)   (315,726)
     Basic  and  diluted  net  loss per
      common share-as reported under ABP 25         (3.47)      (4.93)
     Basic  and  diluted  net  loss per
      common share-pro forma under SFAS 123         (3.51)      (5.01)

    Under SFAS 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions



                                         Employee Stock
                                            Options
                                           Year Ended
                                          December 31,
                                       1999          2000
                                     ---------- -------------
      Expected dividend yield              0%         0%
      Risk-free interest rate           6.93%   5.10% - 6.20%
      Expected volatility                 50%    106% - 116%
      Expected life (in years)            5.2        9.1

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


      In addition to the stock options and Rigas Grants, the Company issued 58,500 and 98,500 shares of Class A common stock to certain employees for the nine months ended December 31,1998 and the year ended December 31, 2000, respectively, resulting in the recognition of $761 and $387 of compensation expense, respectively.

7.    Commitments and contingencies

    The Company rents office space, node space and fiber under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,893, $10,166 and $22,606 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.


    The minimum future lease obligations under the noncancelable operating leases as of December 31, 2000 are approximately:

                Period ending December 31,

                        2001                     $ 25,851
                        2002                       25,639
                        2003                       26,067
                        2004                       25,281
                        2005                       23,538
                        Thereafter                109,552

    During July 1999, the Company purchased the naming rights to the NFL Football Tennessee Titans stadium in Nashville, Tennessee. The term of the naming rights contract is for 15 years and requires the Company to pay $2,000 per year.


    The communications industry and Adelphia Business Solutions are subject to extensive regulation at the federal, state and local levels. On February 8, 1996, President Clinton signed the Telecommunications Act of 1996 ("Telecommunications Act"), the most comprehensive reform of the nation's telecommunications laws since the Commununications Act of 1934. Management of the Company is unable to predict the effect that the Telecommunications Act, related rulemaking proceedings or other future rulemaking proceedings will have on its business and results of operations in future periods.


    Adelphia Business Solutions has entered into a series of agreements with several local and long-haul fiber optic network providers. These agreements provide the Company with ownership or an IRU to local and long-haul fiber optic cable. The Company believes this will allow it to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect its markets in the eastern half of the United States.


    The estimated obligations under these arrangements as of December 31, 2000 are approximately

                        2001                     $  111,270
                        2002                         22,408
                        2003                            895
                        2004                            897
                        2005                            898
                        Thereafter                   13,107

    In addition to the amounts due under the agreements for the fiber optic cable, the Company is also required to pay certain fiber optic network providers for pro-rated maintenance and rights of ways fees on a yearly basis.

8.    Related Party Transactions

    The following table summarizes the Company's transactions with related parties:

                                            Nine
                                           Months
                                           Ended         Year Ended
                                          December       December 31,
                                             31,     -------------------
                                            1998       1999       2000
                                          --------   --------   --------
               Revenues:
                  Management fees         $  2,135   $  4,948   $  7,596
                  Telecommunications
                   service revenue             363      1,840      8,581
                  Network monitoring fees      586       ---        ---
                                          --------   --------   --------
                        Total             $  3,087   $  6,788   $ 16,177
                                          ========   ========   ========

               Interest Income            $  8,395   $  8,483   $  6,282
                                          ========   ========   ========

               Expense
                  Interest expense        $    737   $    ---   $  7,003
                  Allocated corporate
                   costs                     2,981      8,587     18,519
                  Fiber leases                 139        236        306
                  Amortization of
                   deferred debt
                   financing cost              ---        ---      1,800
                                          --------   --------   --------
                        Total             $  3,857   $  8,823   $ 27,628
                                          ========   ========   ========


    Management fees from related parties represent fees received by the Company from its unconsolidated joint ventures for the performance of financial, legal, regulatory, network design, construction and other administrative services.


    Telecommunications services revenue from related parties represents fees received by the Company from Adelphia for providing switched services to various Adelphia offices, including Coudersport, Pennsylvania.


    Network monitoring fees represent fees received by the Company for technical support for the monitoring of each individual joint venture's telecommunications system.


    Interest income represents interest charged on certain affiliate receivable balances with joint ventures and with Adelphia.


    Interest expense relates to the Note payable-Adelphia and the Note Payable (See Note 5).

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


    Amortization of deferred debt financing costs for the year ended December 31, 2000 relate to the amortization of the $15,000 placement fee paid to a subsidiary of Adelphia.


    During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company paid $1,044, $7,577 and $11,387 respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services at market rates.


    During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company made demand advances to Adelphia. At December 31, 1998, 1999 and 2000, $4,950, $392,629 and $0, respectively were outstanding under this agreement. The Company received interest on such advances at a rate of between 5.15% and 6.33%, which is included in interest income - affiliate in the consolidated statement of operations. Demand advances represent cash held by Adelphia's centralized cash management system immediately available to the Company for any corporate purpose on demand.


    During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. Network or market information presented in this Form 10-K includes these six markets. The aggregate purchase price for these transactions was approximately $87.5 million plus the assumption of certain liabilities. The Company will manage these networks for Adelphia on a going forward basis.


9.  Employee Benefit Plan

    The Company participates in the Adelphia 401(k) and stock value plan which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. The Company matches contributions up to 1.5% of each participant's pre-tax compensation. For the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company's matching contributions were $87, $401 and $855, respectively. The 401(k) and stock value plans also provide for certain stock incentive awards on an annual basis.


    In addition to the 401(k) and stock value plan, the Company participates in an Adelphia stock incentive plan which provides certain management level employees with compensation bonuses based on a weighted average of Adelphia Class A common stock and Adelphia Business Solutions Class A common stock performance. Costs to the Company associated with this plan were approximately $1,746 and $261 for the years ended December 31, 1999 and 2000, respectively.


10.   Income Taxes

    For the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, Adelphia Business Solutions will not be included within Adelphia's consolidated federal income tax return. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss carryforwards.

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $573,127, which expire as follows:

  Year of expriation:

       2007  $   626     2012  $ 42,386     2017  $    ---
       2008    3,504     2013       ---     2018   106,783
       2009    4,840     2014       ---     2019   140,930
       2010    7,588     2015       ---     2020   251,176
       2011   15,294     2016       ---


    The Company's net deferred tax asset included in other assets - net is comprised of the following


                                                  December 31,
                                                  1999       2000
                                                ---------  ---------
            Deferred tax asset:
             Differences between book and tax
              basis of intangible assets        $   1,562  $   4,874
             Net operating loss carryforwards     142,993    234,685
             Allowance for doubtful accounts
              and other                             4,384     21,720
                                                ---------  ---------
                   Total                          148,939    261,279
             Valuation allowance                 (114,043)  (239,597)
                                                ---------  ---------
                   Total                           34,896     21,682
                                                ---------  ---------
           Deferred tax liabilities:
             Differences between book and tax
              basis of property, plant
              and equipment                        34,626     21,645
             Investment in partnerships               233        ---
                                                ---------  ---------
                   Total                           34,859     21,645
                                                ---------  ---------
             Net deferred tax asset             $      37  $      37
                                                =========  =========



    The net change in the valuation allowance for the years ended December 31, 1999 and 2000 was an increase of $65,297 and $125,554, respectively. The Company recorded the valuation allowance to reduce the deferred tax asset to zero because the Company does not believe that it is more likely than not that it will realize its deferred tax asset.

    Income tax expense for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 are as follows:


                                 Nine
                                Months
                                Ended
                               December       Year Ended
                                  31,         December 31,
                                 1998      1999       2000
                               --------  --------   --------
            Current            $    ---  $      1   $    ---
            Deferred                ---       ---        ---
                               --------  --------   --------

                Total          $    ---  $      1   $    ---
                               ========  ========   ========


    A reconciliation of the statutory federal income tax rate and the Company's effective income tax rate is as follows:


                                 Nine
                                Months
                                Ended
                               December      Year Ended
                                  31,        December 31,
                                 1998      1999       2000
                               --------  --------   --------
           Statutory federal
            income tax rate       35.0%     35.0%      35.0%
           Change in federal
            valuation allowance   (35.0)    (35.0)     (35.0)
           State taxes, net of
            federal benefit         ---       ---        ---
                               --------  --------   --------
           Income Tax Expense      ---%      ---%       ---%
                               ========  ========   ========




11.   Restructuring Charges

    During December, 2000, the Company initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January, 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised business plan. Most of the affected employees were located in markets in which the Company has stopped expansion. For the year ended December 31, 2000, the Company recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. Approximately $4,568 of the charge relates to cash expenses relating to the termination of lease contracts in the eliminated markets.


    Approximately $852 of the charge relates to severance for certain executive employees. No amounts were recorded for severance for terminated non-executive employees as of December 31, 2000. In addition, no amounts were recorded for the disposal of assets as most equipment deployed in the terminated markets can be redeployed in the Company's surviving markets, at little or no incremental costs.

12.  Quarterly Financial Data (unaudited)

    The following tables summarize the financial results of the Company for each of the quarters in the years ended December 31, 1999 and 2000:


                                                              Three Months Ended
Year Ended December 31, 1999               March 31      June 30       September 30    December 31
                                         ------------  ------------    ------------    ------------

Revenues .............................   $     21,438    $   34,215    $     43,347    $     55,575
                                         ------------  ------------    ------------    ------------
Operating expenses:
   Network operations ................          8,504        11,671          15,862          22,488
   Selling, general and administrative         21,009        32,637          39,972          48,997
   Depreciation and amortization .....         13,535        13,586          18,168          19,955
                                         ------------  ------------    ------------    ------------
     Total ...........................         43,048        57,894          74,002          91,440
                                         ------------  ------------    ------------    ------------

Operating loss .......................        (21,610)      (23,679)        (30,655)        (35,865)

Other income (expense):
   Interest income ...................          1,998        14,780           2,867             288
   Interest income - affiliate .......          2,828         2,779           1,336           1,540
   Interest expense ..................        (15,533)      (21,805)        (19,045)        (17,931)
                                         ------------  ------------    ------------    ------------
Loss before income taxes and
 equity in net loss of joint ventures         (32,317)      (27,925)        (45,497)        (51,968)
Income tax (expense) benefit .........           --              (4)           --                 3
                                         ------------  ------------    ------------    ------------
Loss before equity in net loss of
 joint ventures ......................        (32,317)      (27,929)        (45,497)        (51,965)

Equity in net loss of joint ventures .         (3,803)       (3,291)           (246)           (418)
                                         ------------  ------------    ------------    ------------
Net loss .............................        (36,120)      (31,220)        (45,743)        (52,383)

Dividend requirements applicable
 to preferred stock ..................         (7,479)       (7,720)         (7,979)         (8,450)
                                         ------------  ------------    ------------    ------------
Net loss applicable to common
 stockholders ........................   $    (43,599)   $  (38,940)   $    (53,722)   $    (60,833)
                                         ============    ==========    ============    ============

Basic and diluted net loss per
 weighted average share
 of common stock .....................   $      (0.79)   $    (0.70)   $      (0.97)   $      (1.01)
                                         ============    ==========    ============    ============

Weighted average shares of common
 stock outstanding (in thousands) ....         55,497        55,497          55,497          60,453
                                         ============    ==========    ============    ============

                                                              Three Months Ended
Year Ended December 31, 2000               March 31      June 30       September 30    December 31
                                         ------------  ------------    ------------    ------------

Revenues .............................   $     69,301  $     80,214    $     93,551    $    108,908
                                         ------------  ------------    ------------    ------------

Operating expenses:
   Network operations ................         33,732        41,661          50,893          57,028
   Selling, general and administrative         58,846        63,348          67,205          87,799
   Restructuring charges .............           --             --             --             5,420
   Depreciation and amortization .....         19,438        26,689          27,103          41,384
                                         ------------  ------------    ------------    ------------
     Total ...........................        112,016       131,698         145,201         191,631
                                         ------------  ------------    ------------    ------------

Operating loss .......................        (42,715)      (51,484)        (51,650)        (82,723)

Other income (expense):
   Interest income ...................            404         1,020           1,247           1,229
   Interest income - affiliate .......          5,023         1,259            --              --
   Interest expense ..................        (12,930)      (15,264)        (14,557)        (38,822)
   Interest expense -  affiliate .....            --            --           (2,191)         (4,812)
                                         ------------  ------------    ------------    ------------

Loss before income taxes and
 equity in net (loss) income of joint
 ventures and extraordinary gain .....        (50,218)      (64,469)        (67,151)       (125,128)

Income tax expense ...................             --           --             --              --
                                         ------------  ------------    ------------    ------------
Loss before equity in net (loss)
 income of joint ventures ............        (50,218)      (64,469)        (67,151)       (125,128)

Equity in net (loss) income of
 joint ventures ......................           (105)         (346)            381          (2,788)
                                         ------------  ------------    ------------    ------------
Net loss .............................        (50,323)      (64,815)        (66,770)       (127,916)

Dividend requirements applicable
 to preferred stock ..................         (8,497)       (8,771)         (9,053)         (9,344)
                                         ------------  ------------    ------------    ------------
Net loss applicable to common
 stockholders ........................   $    (58,820) $    (73,586)   $    (75,823)   $   (137,260)
                                         ============  ============    ============    ============

 Basic and diluted net loss per
  weighted average share
  of common stock ....................   $      (0.85) $      (1.06)   $      (1.08)   $      (1.94)
                                         ============  ============    ============    ============

Weighted average shares of common
 stock outstanding (in thousands) ....         69,431        69,503          70,531          70,683
                                         ============  ============    ============    ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth above in Part 1 under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors" and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Form 10-K.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


(a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed in the index in Item 8 of this Form 10-K

(2)   Financial  Statement  Schedules:  Schedule II - Valuation and  Qualifying
       Accounts

(3)   Exhibits

                          SCHEDULE II
       ADELPHIA BUSINESS SOLUTIONS, INC AND SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS
                    (Dollars in thousands)

                                Balance     Charged
                                  at          to                   Balance
                               Beginning     Costs                 at End
                                  of          and     Deductions     of
                                Period     Expenses   Write-Offs    Period
                              -----------  ---------  ----------  ---------

Nine Months Ended
 December 31, 1998

Allowance for doubtful
 accounts                     $       ---  $   1,128  $      ---  $   1,128
                              ===========  =========  ==========  =========

Valuation allowance for
 deferred tax assets          $    17,379  $  31,367  $      ---  $  48,746
                              ===========  =========  ==========  =========

Year Ended December 31, 1999

Allowance for doubtful
 accounts                     $     1,128  $   8,512  $     ---   $   9,640
                              ===========  =========  ==========  =========

Valuation allowance for
 deferred tax assets          $    48,746  $  65,297  $      ---  $ 114,043
                              ===========  =========  ==========  =========

Year Ended December 31, 2000

Allowance for doubtful
 accounts                     $     9,640  $  64,032  $  (25,159) $  48,513
                              ===========  =========  ==========  =========

Valuation allowance for
 deferred tax assets          $   114,043  $ 125,554  $      ---  $ 239,597
                              ===========  =========  ==========  =========

EXHIBIT NO.                         DESCRIPTION

    3.1 Certificate of Incorporation of Registrant, together with all amendments thereto. (Incorporated herein by reference is Exhibit 3.01 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1999.) (File No. 0-21605)

    3.2 Bylaws of Registrant, as amended (Incorporated herein by reference is Exhibit 3.2 to Registrant's Report on Form 10-K for the Year Ended December 31, 1999.) (File No. 0-21605)


    4.1 Indenture, dated as of April 15, 1996, between the Registrant and Bank of Montreal Trust Company. (Incorporated herein by reference is Exhibit 4.1 to Registration Statement No. 333-06957 on Form S-4.)

    4.2 First Supplemental Indenture, dated as of September 11, 1996, between, the Registrant and Bank of Montreal Trust Company, regarding the Registrant's 13% Senior Discount Notes due 2003. (Incorporated herein by reference is Exhibit 4.2 to Statement No. 333-12619 on Form S-4.)

    4.3 Form of 13% Senior Discount Note. (Incorporated herein reference is Exhibit 4.3 to Registration Statement No. 333-12619 on Form S-4.)

    4.4 Form of Class A Common Stock Certificate. (Incorporated herein by reference is Exhibit 4.1 to Registrant's
             Registration Statement on Form 8-A, dated October 23, 1996.) (File No. 0-21605)

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

    4.15 Third Supplemental Indenture to the Indenture, dated as of April 15, 1996, for the Company's 13% Senior Discount Notes due 2003 (incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K for the event dated February 14, 2001 filed on February 22, 2001.)(File No. 0-21605).

    4.16 First Supplemental Indenture to the Indenture, dated as of August 27, 1997, for the Company's 12-1/4% Senior Secured Notes due 2004 (incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K for the event dated February 14, 2001 filed on February 22, 2001.)(File No. 0-21605).

    10.1 Underwriting Agreement dated as of November 23, 1999 among Adelphia Business Solutions, Inc., Salomon Smith Barney Inc. and the several other Underwriters named therein (incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K for the event dated November 23, 1999.)(File No. 0-21605)

    10.2 Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions, Inc. and Adelphia Communications Corporation (incorporated herein by reference is Exhibit 10.01 to the Registrant's Form 8-K for the event dated November 23, 1999.)(File No. 0-21605)

    10.3 Asset Purchase Agreement dated as of December 29, 2000 between Adelphia Business Solutions Operations, Inc. and ACC Operations, Inc. (Filed herewith)

    10.4 Pre-Incorporation and Shareholder Restrictive Agreement between Adelphia, Paul D. Fajerski, Charles R. Drenning and Randolph S. Fowler. (Incorporated herein by reference is Exhibit 10.5 to Registration Statement No. 333-06957 on Form S-4.)

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

   10.17 Management Agreement dated as of December 29, 2000 between Adelphia Business Solutions Operations, Inc. and ACC Operations, Inc. (Filed herewith)

   10.18 Warrant issued to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605)

   10.19 Warrant issued in favor of Adelphia Communications Corporation dated June 5, 1998 (Incorporated herein by reference is Exhibit
             10.04 to the Registrant's Current Report on Form 8-K dated June 24, 1998.) (File No.
             0-21605)

   10.20 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent (Incorporated by reference herein is Exhibit 10.01 to the Form 10-Q of Adelphia Communications Corporation for the Quarter ended March 31, 2000 (File No. 0-16014).

    21.1     Subsidiaries of the Registrant (Filed herewith)

    23.1     Consent of Deloitte & Touche LLP (Filed herewith).

    99.1 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster". (Filed herewith)

    99.2 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures. (Filed herewith)

    99.3     Press Release Dated March 30, 2001. (Filed herewith)

    99.4 Press Release of Adelphia Business Solutions dated February 14, 2001 (incorporated by reference herein is Exhibit 99.01 to the Registrant's Current Report on Form 8-K for the event dated February 14, 2001 filed on February 22, 2001.)(File No. 0-21605).

    99.5 Class A Common Stock Subscription Certificate for Rights Offering (incorporated by reference herein is Exhibit 99.07 to the Registrant's Current Report on Form 8-K for the event dated February 14, 2001 filed on February 22, 2001.)(File No. 0-21605).

    99.6 Class B Common Stock Subscription Certificate for Rights Offering (incorporated by reference herein is Exhibit 99.08 to the Registrant's Current Report on Form 8-K for the event dated February 14, 2001 filed on February 22, 2001.)(File No. 0-21605).


----------------------
* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

    The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.


    (b) During the three months ended December 31, 2000, the Registrant filed no Form 8-K reports.


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

                                 ADELPHIA BUSINESS SOLUTIONS, INC.

April 2, 2001                    By:    /s/ James P. Rigas
                                        James P. Rigas,
                                        President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 2, 2001                    /s/ John J. Rigas
                                 John J. Rigas,
                                 Chairman and Director

April 2, 2001                    /s/ Timothy J. Rigas
                                 Timothy J. Rigas,
                                 Vice Chairman, Treasurer, Chief Financial
                                 Officer and Director

April 2, 2001                    /s/ Michael J. Rigas
                                 Michael J. Rigas,
                                 Vice Chairman, Secretary and Director

April 2, 2001                    /s/ James P. Rigas
                                 James P. Rigas,
                                 Vice Chairman, Chief Executive Officer,
                                 President and Director

April 2, 2001                    /s/ Pete J. Metros
                                 Pete J. Metros,
                                 Director

April 2, 2001                    /s/ James L. Gray
                                 James L. Gray,
                                 Director

April 2, 2001                    /s/ Edward S. Mancini
                                 Edward S. Mancini,
                                 Director

April 2, 2001                    /s/ Peter L. Venetis
                                 Peter L. Venetis,
                                 Director

                                 EXHIBIT 21.1

                          SUBSIDIARIES OF REGISTRANT

      Adelphia Business Solutions, Inc. (Delaware)

      Adelphia Business Solutions Operations, Inc. (Delaware)

      Adelphia Business Solutions, L.L.C.  (Delaware)

      Adelphia Business Solutions General Holdings, Inc. (Delaware)

      Adelphia Business Solutions Capital, Inc. (Delaware)

      Adelphia Business Solutions Long Haul, L.P. (Delaware)

      Adelphia Business Solutions International, L.L.C. (Delaware)

      Adelphia Business Solutions Investment, LLC (Delaware)

      Adelphia Business Solutions of Connecticut, Inc. (Delaware)

      Adelphia Business Solutions of Delaware, L.L.C. (Delaware)

      Adelphia Business Solutions of District of Columbia, L.L.C. (Delaware)

      Adelphia Business Solutions of Florida, Inc. (Florida)

      Adelphia Business Solutions of Jacksonville, Inc. (Florida)

      Adelphia Business Solutions of Illinois, Inc. (Delaware)

      Adelphia Business Solutions of Kentucky, Inc. (Delaware)

      Adelphia Business Solutions of Louisiana, Inc. (Delaware)

      Adelphia Business Solutions of Louisiana, LLC (Delaware)

      Adelphia Business Solutions of Massachusetts, Inc. (Delaware)

      Adelphia Business Solutions of Michigan, Inc. (Delaware)

      Adelphia Business Solutions of Nashville, L.P. (California)

      Adelphia Business Solutions of New Hampshire, Inc. (Delaware)

      Adelphia Business Solutions of New Jersey, L.L.C. (Delaware)

      Adelphia Business Solutions of New York, Inc. (Delaware)

      Adelphia Business Solutions of Eastern New York, Inc. (Delaware)

      Adelphia Business Solutions of North Carolina, L.P. (Delaware)

      Adelphia Business Solutions of Ohio, Inc. (Delaware)

      Adelphia Business Solutions of Pennsylvania, Inc. (Delaware)

      Adelphia Business Solutions of Rhode Island, Inc. (Delaware)

      Adelphia Business Solutions of South Carolina, Inc. (Delaware)

      Adelphia Business Solutions of Tennessee, Inc. (Delaware)

      Adelphia Business Solutions of Texas, L.P. (Delaware)

      Adelphia Business Solutions of Vermont, Inc. (Delaware)

      Adelphia Business Solutions of Virginia, L.L.C. (Virginia)

      Susquehanna Adelphia Business Solutions (Pennsylvania General Partnership)
        (50%)

      PECO Hyperion Telecommunications (Pennsylvania General Partnership) (50%)

      Structus Technology, Inc. (South Carolina)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 333-12619 on Form S-3 (formerly Form S-1), Registration Statement No. 333-11142 (formerly No. 333-88927) on Form S-3 and Registration Statement No. 333-62539 on Form S-8 of Adelphia Business Solutions, Inc., of our report dated March 22, 2001, appearing in this Annual Report on Form 10-K of Adelphia Business Solutions, Inc. for the year ended December 31, 2000.





/s/ DELOITTE & TOUCHE LLP


   Pittsburgh, Pennsylvania
   March 30, 2001


                                                                   Exhibit 99.1

                              SCHEDULE E

                   Adelphia Business Solutions, Inc.

           Form of Financial Information and Operating Data
    Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended: 12/31/00

                                                                             ***
Unaudited                                                                   Other
                              North East   Mid-Atlantic    Mid-South       Markets         Total
                             ------------  ------------  -------------  -------------  -------------
FINANCIAL DATA (dollars in thousands):

Total Revenue                $   18,915.0  $   59,929.6  $    21,595.5  $    20,602.1  $   121,042.2
Total Capital Expenditures   $   15,453.5  $   56,267.9  $    32,515.5  $    83,327.9  $   187,564.8
Total EBITDA                 $    1,253.8  $    4,584.1  $    (2,093.4) $    (5,445.0) $    (1,700.5)

Gross PP&E                   $  173,152.8  $  823,549.0  $   287,228.9  $   589,483.3  $ 1,873,414.0

Proportional Revenue*        $   18,915.0  $   51,628.7  $    21,595.5  $    20,602.1  $   112,741.3
Proportional Capital
 Expenditures*               $   15,453.5  $   53,114.6  $    32,515.5  $    83,327.9  $   184,411.5
Proportional EBITDA*         $    1,253.8  $    4,796.9  $    (2,093.4) $    (5,445.0) $    (1,487.7)

Proportional Gross PP&E      $  173,152.8  $  750,755.2  $   287,228.9  $   589,483.3  $ 1,800,620.2

STATISTICAL DATA Increase for December 31, 2000:
Markets in Operation                  ---            (1)            (1)            (2)            (4)
Route Miles                           ---           501             89            ---            590
Fiber Miles                           ---         9,189         13,175            ---         22,364
Buildings connected                    27            39            (61)             7             12
LEC-Cos collocated**                  ---            10              7            ---             17
Voice Grade Equivalent
 Circuits                             ---           ---        (40,992)           ---        (40,992)

As of September 30, 2000:
Markets in Operation***                15            31             16             17             79
Route Miles                         3,598         5,000          4,191          4,623         17,412
Fiber Miles                       111,277       194,704        108,067        146,281        560,329
Buildings connected                   800           985            833            543          3,161
LEC-Cos collocated**                   22           112             69             79            282
Voice Grade Equivalent
 Circuits                         407,232     1,620,192        767,424        544,992      3,339,840

As of December 31, 2000:
Markets in Operation                   15            30             15             15             75
Route Miles                         3,598         5,501          4,280          4,623         18,002
Fiber Miles                       111,277       203,893        121,242        146,281        582,693
Buildings connected                   827         1,024            772            550          3,173
LEC-Cos collocated**                   22           122             76             79            299
Voice Grade Equivalent
 Circuits                         407,232     1,620,192        808,416        544,992      3,380,832

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

                                                                   Exhibit 99.2


                          SCHEDULE F

              Adelphia Business Solutions, Inc.

       Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                12/31/00

                          Unaudited

                                                         Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                        $   34,723.9
Total Capital Expenditures                           $   19,820.0
Total EBITDA                                         $    9,330.5

 Gross Property, Plant & Equipment                   $  361,795.8

STATISTICAL DATA(b):
As of December 31, 2000:
Markets in Operation                                            7
Route Miles                                                 3,672
Fiber Miles                                               168,523
Buildings connected                                         1,654
LEC-COs collocated                                             63
Voice Grade Equivalent Circuits                         1,289,568

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, at its ownership in the Jacksonville network, which is 20%.

(b) Statistical Data represents 100% of
operating data for all entities.