Form 10-K/A
period 2000-12-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2001-04-30
CIK 1017648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

   X   Annual Report under Section 13 or 15(d) of the Securities Exchange Act
------ of 1934 For the Year Ended December 31, 2000

       Transition report pursuant to Section 13 or 15(d) of the Securities ------ Exchange Act of 1934 for the transition period from ____ to ____

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

Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant at March 28, 2001 was approximately $125 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be Adelphia Communications Corporation and directors and executive officers of the registrant.

At March 28, 2001, 47,742,758 shares of Class A Common Stock, par value $0.01, and 86,603,483 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.
          -------

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto:


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





                          ADELPHIA BUSINESS SOLUTIONS, INC.




April 30, 2001                      By:   /s/ Timothy J. Rigas
                                          --------------------
                                          Timothy J. Rigas
                                          Vice Chairman, Treasurer, Chief
                                          Financial Officer and Director

Item 10.  Directors and Executive Officers of the Registrant

      The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following are currently directors.


Directors and Executive Officers

      The directors and executive officers of the Company are:

Name                              Age  Position
Executive Officers and Directors
John J. Rigas...................  76   Chairman and Director
James P. Rigas..................  43   Vice Chairman, Chief Executive
                                         Officer, President and Director
Michael J. Rigas................  47   Vice Chairman, Secretary and
                                         Director
Timothy J. Rigas................  44   Vice Chairman, Chief Financial
                                         Officer, Treasurer and Director

Non-Officer Directors
Pete J. Metros..................  60   Director
James L. Gray...................  66   Director
Peter L. Venetis................  43   Director
Edward S. Mancini...............  41   Director


Executive Officers

      John J. Rigas is the Chairman of the Board of the Company. He also is the founder, Chairman, Chief Executive Officer and President of Adelphia Communications Corporation ("Adelphia"). Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a member of its Pioneer Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S.in Management Engineering in 1950.

      John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company, and is the father-in-law of Peter L. Venetis who also serves as a director of the Company.

      James P. Rigas is Vice Chairman, Chief Executive Officer, President and a Director of the Company, Executive Vice President, Strategic Planning and a Director of Adelphia and a Vice President and Director of Adelphia's other subsidiaries. Mr. Rigas currently spends substantially all of his time on concerns of the Company. Mr. Rigas has been with Adelphia since 1986.
Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

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

Non-Officer Directors

      Pete J. Metros became a director of the Company on April 1, 1997. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager of Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros has served as a director of Adelphia Communications Corporation since 1986 and received a BS degree from the Georgia Institute of Technology in 1962.

      James L. Gray became a director of the Company on April 1, 1997. Mr. Gray is the retired chairman & CEO of PRIMESTAR Partners. Mr. Gray served as chairman and CEO of PRIMESTAR from 1995 to 1998. Mr. Gray has more than 20 years of experience in the telecommunications, cable and satellite industries. He joined Warner Cable in 1974, and advanced through several division operating posts prior to being named president of Warner Cable in 1986. In 1992, after the merger of Time Inc. and Warner Communications, Mr. Gray was appointed vice chairman of Time Warner Cable where he served until his retirement in 1993. Mr. Gray has served on the boards of several telecommunications companies and associations, including the National Cable Television Association, where he served as a director from 1986 to 1992, and Turner Broadcasting System, where he served as a director from 1987 to 1991. He also served as chairman of the executive committee and director of C-SPAN and as a director of E! Entertainment Television, Cable in the Classroom and the Walter Kaitz Foundation. Beginning in 1992, Mr.Gray began serving on PRIMESTAR's board of directors. Since 1995, Mr. Gray has served as a director of Sea Pines Associates, Inc. Mr. Gray received a bachelor's degree from Kent State University in Kent, Ohio and a master's degree in business administration (MBA) from the State University of New York at Buffalo.

      Peter L. Venetis became a director of Adelphia Business Solutions on October 25, 1999. Mr. Venetis is Managing Partner of Praxis Capital Ventures, a private equity investment firm providing growth capital to emerging companies in the telecommunications, digital media and related industries. Praxis Capital Ventures is a subsidiary of Adelphia. Mr. Venetis was President and Chief Executive Officer of the Atlantic Bank of New York from March 1992 to April 2000. Prior to this position, Mr. Venetis was a Director in the Leveraged Finance Group at Salomon Brothers, Inc. where he was employed from 1985 to 1992. Mr. Venetis is also a board member of Atlantic Bank of New York and is a Trustee of the Churchill School and Center in Manhattan. Mr. Venetis graduated from Columbia University (cum laude)in 1979 and received his MBA in Finance and International Business from the Columbia University Graduate School of Business in 1981.

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


      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from January 1, 2000 through December 31, 2000, except that one report was filed late by Adelphia and two reports were filed late by Mr. Mancini.

Item 11. Executive Compensation

Summary Compensation Table

      The following table sets forth certain information regarding compensation paid by the Company for services rendered during the twelve months ended December 31, 1998 and the years ended December 31, 1999 and 2000 to the Company's Chief Executive Officer and its three other executive officers:



                                                                  Annual                Long Term
                                                               Compensation            Compensation
                                                               ------------            ------------
                                                                                 Restriced      Securities
                                                                                   Stock        Underlying       All Other
                                                                                   Awards        Options       Compensation
Name and Principal Position(a)          Period (b)          Salary($)   Bonus($)   (f)($)         (f)(#)         (c)(d)($)
------------------------------          ----------          ---------   -------  ---------      ----------     ------------
John J. Rigas.....................  12 months ended 12/00   1,407,763      ---        ---            ---          466,050
Chairman and Director               12 months ended 12/99   1,354,953      ---   1,575,000        100,000         461,940
                                    12 months ended 12/98   1,367,399      ---        ---            ---          461,061

James P. Rigas(e).................  12 months ended 12/00     236,883      ---        ---            ---           11,669
Vice Chairman, Chief Executive      12 months ended 12/99     223,856      ---   1,575,000        100,000          11,669
Officer, President and Director     12 months ended 12/98     229,385      ---        ---            ---           11,431

Michael J. Rigas..................  12 months ended 12/00     244,880      ---        ---            ---           20,996
Vice Chairman, Secretary and        12 months ended 12/99     223,856      ---   1,575,000        100,000          10,950
Director                            12 months ended 12/98     229,866      ---        ---            ---           10,950

Timothy J. Rigas..................  12 months ended 12/00     236,883      ---        ---            ---           19,944
Vice Chairman, Chief Financial      12 months ended 12/99     223,856      ---   1,575,000        100,000          10,950
Officer, Treasurer and Director     12 months ended 12/98     229,866      ---        ---            ---           10,950


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


(c) Twelve months ended December 31, 1998, 1999 and 2000 amounts include: (i) life insurance premiums paid during each respective period by Adelphia under employment agreements with John J. Rigas, James P. Rigas. Michael J. Rigas and Timothy J. Rigas in premium payment amounts of $200,000, $10,919, $20,246 and $19,194, respectively, during the twelve months ended December 31, 2000, $200,000, $10,919, $10,200 and $10,200, respectively, during the twelve months ended December 31, 1999, and $200,000, $10,681, $10,200 and $10,200,
   respectively, during the twelve months ended December 31, 1998 on policies owned by the respective named executive officers; (ii) $212,166, $216,270 and $227,805 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by Adelphia during the twelve months ended December 31, 2000, 1999 and 1998, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis;
   (iii) $53,134, $44,920 and $32,506 for John J. Rigas which represents payments by Adelphia during the twelve months ended December 31, 2000, 1999 and 1998, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Adelphia matching contributions for each executive officer under the Company's 401(k) savings plan for the twelve months ended December 31, 2000,


   1999 and 1998, respectively. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Transactions."


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


(e) For the twelve months ended December 31, 1998, James P. Rigas was not employed by the Company, but was compensated by Adelphia for his services to the Company pursuant to an employment agreement with Adelphia. During such periods, the Company did not directly reimburse Adelphia for Mr. Rigas' base salary, insurance premium payments and other benefits paid by Adelphia. Effective January 1, 1999, the Company employed Mr. Rigas directly.


(f) The respective amounts set forth represent restrictive stock awards of the Company's Class A common stock and stock options to purchase the Company's Class A common stock, which were granted to the named executive officers by the Company under its 1996 Long-Term Incentive Compensation Plan ("1996 Plan"). The amounts shown represent the aggregate restricted stock awards held by the named executive officers at December 31, 2000. At that date, the value of each such award, based on the closing price of the Class A common stock, was $425,000.


Long-Term Incentive Compensation Plan

      The Company's 1996 Plan provides for the grant of options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), options which do not so qualify, share awards (with or without restrictions on vesting), stock appreciation rights and stock equivalent or phantom units. The number of shares of Class A common stock available for the issuance of such options, awards, rights and phantom stock units under the 1996 Plan was initially 5,687,500. Such number is to increase each year by a number of shares equal to one percent (1%) of outstanding shares of all classes of common stock, up to a maximum of 8,125,000 shares, which is the current number of shares available under the 1996 Plan. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The purposes of the 1996 Plan are to encourage ownership of Class A common stock by directors, executive officers, employees and consultants; to induce them to remain employed or involved with the Company; and to provide additional incentive for such persons to promote the success of the Company.

                 Aggregate Option Exercises In Last Fiscal Year
                       And December 31, 2000 Option Values


                                                                    Number of
                                                   Securities       Value of
                                                   Underlying      Unexercised
                                                  Unexercised      In-The-Money
                                                   Options at      Options at
                                                  December 31,     December 31,
                     Shares                        2000(#)(a)      2000 ($) (a)
                    Acquired         Value        Exercisable/    Exercisable/
Name             on Exercise(#)    Realized($)   Unexercisable    Unexercisable
----             --------------    -----------   -------------    -------------

John J. Rigas           ---           ---          0/100,000             0/0

James P. Rigas          ---           ---          0/100,000             0/0

Michael J. Rigas        ---           ---          0/100,000             0/0

Timothy J. Rigas        ---           ---          0/100,000             0/0


---------------
(a) All options granted were with respect to the Class A common stock of the Company, with an exercise price equal to the fair market value of such stock on the date of grant. These options all vest in three equal, annual amounts on the third, fourth and fifth anniversaries of the date of grant.


Compensation Committee

      James Gray and Pete Metros serve as members of the Compensation Committee of the Board of Directors. Neither Mr. Gray nor Mr. Metros is or has been an officer or employee of the Company.

Board of Directors Compensation

      Directors who are not also employees of the Company each currently receive compensation from the Company for services as a director at a rate of $1,000 plus reimbursement of expenses for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for services as a director or as a member of Board committees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Company's Class A common stock and Class B common stock as of March 28, 2001 by (i) each person known by the Company to be a beneficial owner of more than 5% of either the Class A common stock or Class B common stock, (ii) the directors and executive officers and (iii) all directors and executive officers as a group. As of March 28, 2001, there were 47,742,758 shares of Class A common stock outstanding and 86,603,483 shares of Class B common stock outstanding. Unless otherwise indicated, each of the shareholders in the table has sole voting and investment power with respect to the shares beneficially owned.

                                                                                  Total
                                               Class A            Class B      Common Stock
                                             Common Stock       Common Stock       (%)
                                           ----------------    --------------  ------------

Adelphia Communications Corporation (a)    19,700,117(b)(c)     85,766,040         78.5
John J. Rigas (a)......................       649,500                -              0.5
James P. Rigas (a).....................       642,500                -              0.5
Michael J. Rigas (a)...................       602,500                -              0.4
Timothy J. Rigas (a)...................       592,500                -              0.4
Pete J. Metros.........................         4,000                -               -
James L. Gray..........................        10,000                -               -
Peter L. Venetis (d)...................       517,500                -              0.4
Edward Mancini.........................        25,000                -               -
All executive officers and directors as
a group (eight persons) (a)............    20,773,617(e)        85,766,040(e)      79.3



(a) The business address of Adelphia Communications Corporation is One North Main Street, Coudersport, PA 16915. In their capacity as executive officers of Adelphia, the following persons share or may be deemed to share voting and dispositive power over the shares of common stock owned by Adelphia, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, James
   P. Rigas, Michael J. Rigas and Timothy J. Rigas. Share amounts shown for John J. Rigas, James P. Rigas, Michael J. Rigas and Timothy J. Rigas each include 492,500 of the same Class A common stock shares held by Rigas family partnerships in which each of them is a general partner, and 100,000 shares of Class A common stock represented by a restricted stock award that begins to vest in 2002.

(b) Each share of Class B common stock is convertible at any time at the option of the holder into an equal number of shares of Class A common stock. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share on all matters submitted to a vote of stockholders.

(c) The information presented reflects only shares of Class A common stock held directly by Adelphia and does not include (i) shares of Class A common stock into which Class B common stock may be converted or (ii) 708,121 shares of Class A common stock issuable under warrants held by Adelphia. Assuming the conversion of all Class B common stock held by Adelphia into Class A common stock and the exercise of all such warrants, Adelphia would beneficially own 79.1% of the Class A common stock as of such date.

(d) The information presented includes 25,000 shares owned directly by Mr. Venetis and 492,500 shares deemed to be beneficially owned through Rigas family partnerships by Ellen K. Rigas, the wife of Mr. Venetis and the daughter of John J. Rigas.

(e) The information presented includes 19,700,117 shares of Class A common stock and 85,766,040 shares of Class B common stock held by Adelphia, for which the following executive officers and directors of the Company share or may be deemed to share voting and dispositive power over the shares, subject to the discretion of the Board of Directors of Adelphia: John J. Rigas, James P. Rigas, Michael J. Rigas and Timothy J. Rigas. The information presented excludes 708,121 shares of Class A common stock issuable under warrants held by Adelphia.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended December 31, 2000, the Company made demand advances to Adelphia periodically, for which the Company earned interest, at a rate of between 5.15% to 6.33%, totaling approximately $6.3 million. During the period January 1, 2000 to December 31, 2000, the largest amount due from Adelphia at the end of any quarter was approximately $163.2 million at March 31, 2000.

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

      During the year ended December 31, 2000, the Company incurred charges from Adelphia of approximately $18.5 million for the provision to the Company of shared corporate overhead services in areas such as personnel, payroll, management information services, computer services, shared use of office, aircraft and network facilities and support equipment. The Company expects that charges for the provision of similar services by Adelphia to the Company, or by the Company to Adelphia, will continue to be incurred or charged by the Company in the future. The transactions related to the provision of these services have been based on allocation of Adelphia's incremental costs incurred for these services, and do not necessarily represent the actual costs that would be incurred if the Company was to secure such services on its own or the costs which would be charged on a pro-rata allocation of such costs under the Management Services Agreement between the Company and Adelphia dated April 10, 1998, with respect to shared corporate overhead service. During the year ended December 31, 2000, the Company (i) paid Adelphia or certain of Adelphia's affiliates, fiber lease payments of approximately $0.3 million, (ii) received from Adelphia approximately $8.6 million in revenue for providing switched services, and (iii) paid to entities owned by members of the Rigas family who are executive officers of the Company approximately $11.4 million for property, plant and equipment and services.

      During June 2000, Adelphia exercised a warrant to purchase 913,380 shares of Class A common stock of the Company at a price of $6.15 per share. Adelphia purchased the warrant in May 1998 from WorldCom in connection with the Company's IPO. Total proceeds to the Company were approximately $5.6 million.

      During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of its revised business plan. The aggregate purchase price for these transactions was approximately $87.5 million plus the assumption of certain liabilities. The Company will manage these networks for Adelphia on a going forward basis.

      The Company and certain of Adelphia's other subsidiaries and affiliates are parties to a joint bank credit facility. As part of their facility, the Company and its subsidiaries have the ability to borrow up to an aggregate of $500.0 million which, if borrowed, would be guaranteed by other members of the borrowing group. As of December 31, 2000, a subsidiary of the Company had borrowed $500.0 million under this credit facility. In addition, the Company has agreed to pay a subsidiary of Adelphia $15.0 million as a fee for placing the credit facility. The interest rate at which the Company has borrowed these funds is 12 1/2%, a portion of which is payable to a subsidiary of Adelphia. For the year ended December 31, 2000, the Company recorded $21.9 million for interest expense relating to the credit facility, $7.0 million of which was payable to a subsidiary of Adelphia.