Form 10-Q
period 2001-03-31
ADELPHIA BUSINESS SOLUTIONS INC
filed 2001-05-15
CIK 1017648

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------  Act of 1934

                  For the quarterly period ended March 31, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 For the transition period from ______________ to
        ______________

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

      At May 10, 2001, 47,742,608 shares of Class A Common Stock, par value $0.01 per share, and 86,624,693 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

          ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                      INDEX




                                                                     Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000
        and March 31, 2001...............................................4

       Condensed Consolidated Statements of Operations - Three
        Months Ended March 31, 2000 and 2001.............................5

       Condensed Consolidated Statements of Cash Flows - Three
        Months Ended March 31, 2000 and 2001.............................6

       Notes to Condensed Consolidated Financial Statements..............7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................24

Item 2.  Changes in Securities...........................................24

Item 3.  Defaults Upon Senior Securities.................................24

Item 4.  Submission of Matters to a Vote of Security Holders.............24

Item 5.  Other Information...............................................24

Item 6.  Exhibits and Reports on Form 8-K................................24

SIGNATURES...............................................................25

INDEX TO EXHIBITS........................................................26

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

      These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic and business conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies and developments, the pricing and availability of equipment, materials and inventories, risks associated with reliance on the performance and financial condition of vendors and customers, dependence on customers and their spending patterns, technological developments, the ability of the Company to execute on its business plan, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Readers of this Form 10-Q are cautioned that such statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended March 31, 2000 and 2001. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors." The Company does not undertake to update any forward looking statements in this report or with respect to matters described herein.

Item 1.  Financial Statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
           (Dollars in thousands, except share and per share amounts)


                                                       December 31,    March 31,
                                                          2000            2001
                                                       -----------    -----------
ASSETS:
Current assets:
     Cash and cash equivalents .....................   $     3,543    $    17,048
     Accounts receivable - net .....................        79,650         89,323
     Other current assets ..........................        14,936         22,960
                                                       -----------    -----------
          Total current assets .....................        98,129        129,331

Restricted cash ....................................        54,178         37,462
Investments ........................................        48,409         48,303

Property, plant and equipment - net ................     1,534,612      1,640,528
Other assets - net .................................       154,138        150,636
                                                       -----------    -----------
          Total ....................................   $ 1,889,466    $ 2,006,260
                                                       ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' (DEFICIENCY) EQUITY:
Current liabilities:

      Accounts payable .............................   $   158,249    $    82,840
      Due to parent - net ..........................         1,544          7,262
      Due to affiliates - net ......................         8,067          2,161
      Accrued interest .............................        31,011         42,711
      Accrued interest - parent ....................         7,003         13,775
      Other current liabilities ....................        13,339         23,002
                                                       -----------    -----------
          Total current liabilities ................       219,213        171,751

13% Senior discount notes due 2003 .................       291,891        302,133
12 1/4% Senior secured notes due 2004 ..............       250,000        250,000
12% Senior subordinated notes due 2007 .............       300,000        300,000
Note payable .......................................       500,000        286,808
Other debt .........................................        48,565         47,992
                                                       -----------    -----------
          Total liabilities ........................     1,609,669      1,358,684
                                                       -----------    -----------

12 7/8% Senior exchangeable redeemable
 preferred stock ...................................       297,067        306,851
                                                       -----------    -----------

Commitments and contingencies (Note 3)


Common stock and other stockholders' (deficiency) equity:
  Class A common stock, $0.01 par value, 800,000,000
     shares authorized, 35,848,366 and 47,742,608
     shares outstanding, respectively ..............           358            477
  Class B common stock, $0.01 par value, 400,000,000
     shares authorized, 35,143,859 and 86,624,693
     shares outstanding, respectively ..............           351            866
  Additional paid in capital .......................       678,140      1,128,587
  Class B common stock warrants ....................         1,022            904
  Unearned stock compensation ......................        (4,070)        (3,658)
  Accumulated deficit ..............................      (693,071)      (786,451)
                                                       -----------    -----------
          Total common stock and other stockholders'
           (deficiency) equity .....................       (17,270)       340,725
                                                       -----------    -----------
          Total ....................................   $ 1,889,466    $ 2,006,260
                                                       ===========    ===========

      See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                  Three Months Ended
                                                        March 31,
                                                ----------------------
                                                   2000        2001
                                                ---------    ---------
Revenues ....................................   $  69,301    $ 110,343
                                                ---------    ---------

Operating expenses:
  Network operations ........................      33,732       60,764
  Selling, general and administrative .......      58,846       65,492
  Restructuring charges .....................        --          4,979
  Depreciation and amortization .............      19,438       36,550
                                                ---------    ---------
          Total .............................     112,016      167,785
                                                ---------    ---------
Operating loss ..............................     (42,715)     (57,442)

Other income (expense):
  Interest income ...........................         404          761
  Interest income-affiliate .................       5,023         --
  Interest expense-affiliate ................        --         (6,772)
  Interest expense ..........................     (12,930)     (29,822)
                                                ---------    ---------

Loss before income taxes and equity in net
  loss of joint ventures ....................     (50,218)     (93,275)

Income tax expense ..........................        --           --
                                                ---------    ---------

Loss before equity in net loss of joint
 ventures ...................................     (50,218)     (93,275)

Equity in net loss of joint ventures ........        (105)        (106)
                                                ---------    ---------

Net loss ....................................     (50,323)     (93,381)

Dividend requirements applicable to preferred
 stock ......................................      (8,497)      (9,645)
                                                ---------    ---------

Net loss applicable to common stockholders ..   $ (58,820)   $(103,026)
                                                =========    =========

Basic and diluted net loss per weighted
average share of common stock ...............   $   (0.85)   $   (1.33)
                                                =========    =========

Weighted average shares of common
 stock outstanding ..........................      69,431       77,523
                                                =========    =========

      See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                           Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                         2000         2001
                                                      ---------    ---------
Cash flows from operating activities:
  Net loss ........................................   $ (50,323)   $ (93,381)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation ..............................      18,248       30,821
        Amortization ..............................       1,190        5,729
        Noncash interest expense ..................       8,907       10,242
        Equity in net loss of joint ventures ......         105          106
        Non-cash stock compensation ...............         799          662
        Restructuring charges .....................        --          4,979
     Change in operating assets and liabilities net
      of effects of acquisitions:
        Other assets - net ........................     (39,014)     (19,954)
        Accounts payable ..........................     (12,057)     (80,389)
        Accrued interest and other liabilities ....       2,891       28,135
                                                      ---------    ---------
Net cash used in operating activities .............     (69,254)    (113,050)
                                                      ---------    ---------

Cash flows from investing activities:
  Expenditures for property, plant and equipment ..    (167,709)    (136,292)
  Investments .....................................      (1,375)        --
  Change in restricted cash .......................      15,312       16,716
                                                      ---------    ---------
Net cash used in investing activities .............    (153,772)    (119,576)
                                                      ---------    ---------

Cash flows from financing activities:
  Repayments of debt ..............................      (1,622)    (214,177)
  Repayments and advances from related parties, net     226,798         (188)
  Proceeds from rights offering, net ..............        --        460,496
                                                      ---------    ---------
Net cash provided by financing activities .........     225,176      246,131
                                                      ---------    ---------

Increase in cash and cash equivalents .............       2,150       13,505

Cash and cash equivalents, beginning of period ....       2,133        3,543
                                                      ---------    ---------

Cash and cash equivalents, end of period ..........   $   4,283    $  17,048
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

      These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000.

      In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at March 31, 2001 and the unaudited results of operations for the three months ended March 31, 2000 and 2001 have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

1.    Significant Events Subsequent to December 31, 2000:

      During December 2000, the Company revised its network expansion plan. The Company reduced the number of markets it intended to be operating in by the end of 2001 from a range of 175 to 200 to approximately 80. During January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised network expansion plan. Most affected employees were located in markets in which the Company has stopped expansion.

      During March 2001, the Company issued and sold 25,322 shares of Class A common stock, to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were approximately $460,861.

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

The Company's non-consolidated investments are as follows:

                                          Current
                                         Ownership   December 31,    March 31,
                                         Percentage      2000          2001
                                         ----------  ------------   ----------
Investments accounted for using the equity method:
  PECO-Hyperion (Philadelphia)              50.0%    $     46,725   $   46,725
  PECO-Hyperion (Allentown, Bethlehem,
   Easton,  Reading)                        50.0           11,050       11,050
  Hyperion of York                          50.0            6,525        6,525
                                                     ------------   ----------
                                                           64,300       64,300
Cumulative equity in net loss                             (18,391)     (18,497)
                                                     ------------   ----------
Subtotal                                                   45,909       46,803
Investments accounted for using the cost method             2,500        2,500
                                                     ------------   ----------
Total                                                $     48,409   $   48,303
                                                     ============   ==========

Summarized combined unaudited financial information for the Company's investments, which as of March 31, 2001 were being accounted for using the equity method of accounting follows:


                             December 31,       March 31,
                                2000              2001
                             -----------       ----------

Current assets               $    26,942       $   21,794
Property, plant and
 equipment - net                 105,420          115,307
Current liabilities               10,221           10,366
Non current liabilities           31,010           37,211

                              Three Months Ended March 31,
                                2000             2001
                              ---------        ---------

Revenues                      $  11,864        $  19,982
Net loss                           (560)            (212)

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

5.  Supplemental Financial Information:

     For the three months ended March 31, 2000 and 2001, the Company paid interest of $15,312 and $15,312 respectively.

     Accumulated depreciation of property, plant and equipment amounted to $193,214 and $224,035 as of December 31, 2000 and March 31, 2001, respectively.

     For the three months ended March 31, 2000 and 2001, the Company recorded non-cash preferred stock dividends of $8,497 and $9,645, respectively.

6.    Restructuring Charges:

      During December 2000, the Company initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised business plan. Most of the affected employees were located in markets in which the Company has stopped expansion. For the year ended December 31, 2000, the Company recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, the Company recorded a charge of approximately $4,979 to cover additional costs associated with this revised business plan and paid $3,522 associated with this charge and the previously recorded charges, resulting in a remaining liability of $6,877 at March 31, 2001.

7.  Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. As of December 31, 2000 and March 31, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.


          -------------------------------------------------

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with
(i) the Company's unaudited Condensed Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Form 10-Q and the Company's audited Consolidated Financial Statements and Notes thereto included in its Form 10-K for the year ended December 31, 2000 and (ii) the section entitled "Forward Looking Statements" following the index to this Form 10-Q, which section is incorporated by reference herein.

Overview

      The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 21 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are owned by wholly- and majority-owned subsidiaries or by two joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% equity interest with one or more other partners, and are broken into two subcategories, the 13 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 and 1998 (the "Class of 1997/98"), and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are also broken into two subcategories, those which began operations in 1999 (the "Class of 1999") and those which began operations in 2000 (the "Class of 2000"). During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. Network or market information presented in this Form 10-Q for the current quarter excludes these six markets.

      Adelphia Business Solutions is a leading provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers throughout the United States. The Company currently offers a full range of communications services in 75 markets. To serve the Company's customers' broad and expanding communications needs, the Company has assembled a diverse collection of high-bandwidth, local and long-haul network assets. The Company intends to integrate these assets with advanced communications technologies and services in order to provide comprehensive end-to-end communications services over its network. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at a discount when compared to the price of the separate services.

      In order to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network, the Company is in the process of further expanding the reach of its network system. The Company's Original Markets are principally located in the eastern half of the United States. Due to the Company's success in operating and expanding the Original Markets, the Company intends to serve approximately 80 total markets by the end of the year 2001, leveraging the Company's existing and planned switching platforms and inter-city fiber networks. The Company believes the full buildout of this footprint will position it to address approximately 53% of the 60 million business access lines nationwide, which currently represent approximately $70 billion in annual revenues. This network system expansion includes the purchase, lease or construction of local fiber optic network facilities and the interconnection of substantially all of the Company's existing and new markets with Company owned or leased fiber optic facilities. The Company will also implement various technologies including Dense Wave Division Multiplexing to provide greater bandwidth capacity on its local and long-haul network system. Once fully installed, the long-haul fiber optic backbone in the eastern half of the United States, combined with the Company's local fiber will support the Company's full line of communication service offerings.

      A summary of the Company s non-financial statistical information as of March 31, 2001 follows:

                                                   Active
                                                -----------
        Local Route Miles                           9,095
        Fiber Strand Miles                        500,389
        Long-Haul Route Miles                       7,879
        Buildings Connected
         on-network with owned facilities           3,294
        Central Offices Connected
         on-network                                   309
        Lucent 5ESS Voice Switches                     30
        Data Switches                                  26
        Sales Employees                               573
        Total Employees                             2,387
        Customers, including joint ventures        41,883
        Average monthly revenue per customer       $1,018



Recent Developments


      During December 2000, the Company revised its network expansion plan. The Company reduced the number of markets it intended to be operating in by the end of 2001 from a range of 175 to 200 to approximately 80. During January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised network expansion plan. Most affected employees were located in markets in which the Company has stopped expansion.

      During March 2001, the Company issued and sold 25,322 shares of Class A common stock, to the public in a rights offering at a price of $7.28 per share. Simultaneously, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in the rights offering to Adelphia at a price of $7.28 per share. Total proceeds to the Company were approximately $460,861.


Results of Operations

Three Months Ended March 31, 2001 in Comparison with Three Months
Ended March 31, 2000

      Revenues increased 59% to $110,343 for the three months ended March 31, 2001, from $69,301 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Class of 1996 Markets                       $      20,502
        Growth in Class of 1997/98 Markets                            3,266
        Growth in Class of 1999 Markets                              11,931
        Growth in Class of 2000 Markets                               2,386
        Acquisition of local partner interests                        1,612
        Management fees                                               1,345

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                           Three Months
                                                              Ended
                                                             March 31,
                                                           2000   2001
                                                          -------------

        Voice services                                     75.4%  68.5%
        Data and dedicated access services                 17.8%  20.8%
        Management fees                                     1.6%   2.2%
        Other                                               5.2%   8.5%


      Network operations expense increased 80% to $60,764 for the three months ended March 31, 2001 from $33,732 for the same quarter in the prior year.


                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Original Markets                            $       8,253
        Acquisition of local partner interests                          341
        Expansion Markets                                            17,824
        Network Operations Control Center ("NOCC")                      614


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

      Selling, general and administrative expense increased 11% to $65,492 for the three months ended March 31, 2001 from $58,846 for the same quarter in the prior year, primarily reflecting the growth in the Expansion Markets.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Original Markets                            $         195
        Acquisition of local partner interests                          466
        Expansion Markets                                             6,649
        Sales and marketing activities                               (2,762)
        Corporate overhead charges                                    2,234
        Non-cash stock compensation                                    (136)


      Restructuring charges for the three months ended March 31, 2001, were $4,979 as compared to zero for the same quarter in the prior year primarily as a result of the Company's revised network expansion plan.

      Depreciation and amortization expense increased 88% to $36,550 during the three months ended March 31, 2001 from $19,438 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest income for the three months ended March 31, 2001 increased 88% to $761 from $404 for the same quarter in the prior year as a result of increases in interest income from higher amounts of cash and cash equivalents throughout the quarter.

      Interest income-affiliate for the three months ended March 31, 2001 was zero as compared to $5,023 for the same quarter in the prior year as a result of no demand advances outstanding to Adelphia during the period.

      Interest expense increased 131% to $29,822 during the three months ended March 31, 2001 from $12,930 for the same period in the prior year. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Interest expense-affiliate was $6,772 for the three months ended March 31, 2001 as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Equity in net loss of joint ventures for the three months ended March 31, 2001 was $106 as compared to $105 for the same quarter in the prior year.

      The number of joint ventures paying management fees to the Company decreased from four at March 31, 2000 to three at March 31, 2001 due to the Company's increased ownership in the State College network. In addition, the properties sold to Adelphia during December 2000 are paying management fees to the Company. These non-consolidated joint ventures and Adelphia networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $2,444 for the three months ended March 31, 2001, as compared with $1,099 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures, for the three months ended March 31, 2000 and 2001, had a net loss of approximately $560 and $212, respectively.

      Preferred stock dividends increased by 14% to $9,645 for the three months ended March 31, 2001 from $8,497 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Supplementary Network Financial Analysis

      At March 31, 2001, 54 of the 75 operational markets had been in operation for two years or less, while the remaining 21 markets have been in operation for more than two years. In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management analyzes and aggregates operational markets based on the year or years in which the markets became operational. The Original Markets, including nonconsolidated joint ventures, are broken down into two categories, those which began operations in 1996 or before and those which began operations in 1997 or 1998. The Expansion Markets are also broken down into two categories, those markets which began operations in 1999 and those markets which began operations in 2000. The following table provides information relating to the aggregation of those markets. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.




                                Quarter Ended March 31, 2001                      Quarter Ended December 31, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class    Class      Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
Revenue ........... $ 86,654  $ 16,322  $ 22,518  $  2,386   $  127,880  $  81,936  $ 14,825  $ 22,275  $  2,005  $  121,041

Direct Operating
 Expenses .........   25,247     5,827    28,280     2,326       61,680     22,440     6,365    26,060     2,370      57,235
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   61,407    10,495    (5,762)       60       66,200     59,496     8,460    (3,785)     (365)     63,806
Gross Margin
 Percentage .......    70.9%     64.3%    (25.6%)     2.5%        51.8%      72.6%     57.1%    (17.0%)   (18.2%)      52.7%

Sales, General
 and Administrative
 Expenses .........   28,766     5,614    18,082     4,330       56,792     27,970     5,644    22,781     6,031      62,426
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 32,641  $  4,881  $(23,844) $ (4,270)      $9,408  $  31,526  $  2,816  $(26,566) $ (6,396) $    1,380
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    37.7%     29.9%   (105.9%)  (179.0%)        7.4%      38.5%     19.0%   (119.3%)    NM(c)         1.1%


                        March 2001 Quarter vs. December 2000 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                         Original          Expansion
                         Markets            Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------

Revenues ..........     5.8%     10.1%      1.1%     19.0%         5.7%

Direct Operating
 Expenses .........    12.5%     (8.5%)     8.5%     (1.9%)        7.8%
                    --------  --------  --------  --------   ----------

Gross Margin ......     3.2%     24.1%    (52.2%)    NM(c)         3.8%

Sales, General
 and Administrative
 Expenses .........     2.8%     (0.5%)   (20.6%)   (28.2%)       (9.0%)
                    --------  --------  --------  --------   ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) .....     3.5%     73.3%     10.2%     33.2%       581.7%
                    --------  --------  --------  --------   ----------



(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating Results are presented before an allocation of Corporate Overhead for network operating control center, engineering and other administrative support functions totaling $22.2 million in the March 2001 quarter and $23.7 million in the December 2000 quarter and before a bad debt provision for previously recorded revenues of $15 million in the December 2000 quarter.

(b) Earnings before interest, income taxes, depreciation and amortization, restructuring charges, other income/expense and noncash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(c) Not meaningful


                                Quarter Ended March 31, 2001                        Quarter Ended March, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class    Class      Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Revenue ........... $ 86,654  $ 16,322  $ 22,518  $  2,386   $  127,880  $  62,086  $  9,403  $ 10,587  $   ---   $   82,076

Direct Operating
 Expenses .........   25,247     5,827    28,280     2,326       61,680     15,641     5,121    13,873        24      34,659
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   61,407    10,495    (5,762)       60       66,200     46,445     4,282    (3,286)      (24)     47,417
Gross Margin
 Percentage .......    70.9%     64.3%    (25.6%)     2.5%        51.8%      74.8%     45.5%    (31.0%)      ---       57.8%

Sales, General
 and Administrative
 Expenses .........   28,766     5,614    18,082     4,330       56,792     26,607     4,379    16,672       735      48,393
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

EBITDA before
 allocation
 of Corporate
 Overhead (b) ..... $ 32,641  $  4,881  $(23,844) $ (4,270)  $    9,408  $  19,838  $    (97) $(19,958) $   (759) $     (976)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    37.7%     29.9%   (105.9%)  (179.0%)        7.4%      32.0%     (1.0%)  (188.5%)    NM(c)       (1.2%)


                        March 2001 Quarter vs. March 2000 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                         Original          Expansion
                         Markets            Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------

Revenues ..........    39.6%     73.6%    112.7%     NM(c)        55.8%

Direct Operating
 Expenses .........    61.4%     13.8%    103.8%     NM(c)        78.0%
                    --------  --------  --------  --------   ----------

Gross Margin ......    32.2%    145.1%     75.3%     NM(c)        39.6%

Sales, General
 and Administrative
 Expenses .........     8.1%     28.2%      8.5%     NM(c)        17.4%
                    --------  --------  --------  --------   ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) .....    64.5%     NM(c)    (19.5%)    NM(c)        NM(c)
                    --------  --------  --------  --------   ----------



(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, grouped by the year or years in which operations commenced. Operating Results are presented before an allocation of Corporate Overhead for network operating control center, engineering and other administrative support functions totaling $22.2 million in the March 2001 quarter and $17.0 million in the March 2000 quarter.

(b) Earnings before interest, income taxes, depreciation and amortization restructuring charges, other income/expense and noncash stock compensation ("EBITDA") and similar measures of cash flow are commonly used in the telecommunications industry to analyze and compare telecommunications companies on the basis of operating performance, leverage, and liquidity. While EBITDA is not an alternative indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity as defined by GAAP, and while EBITDA may not be comparable to other similarly titled measure of other companies, management of Adelphia Business Solutions believes that EBITDA is a meaningful measure of performance.

(c) Not meaningful

Liquidity and Capital Resources

      The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's network operations control center ("NOCC"), have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $167,709 and $136,292 for the three months ended March 31, 2000 and 2001, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $1,375 and zero for the three months ended March 31, 2000 and 2001, respectively. The decrease in capital expenditures for the three months ended March 31, 2001 as compared with the same period in the prior fiscal year is largely attributable to the revised business plan announced during December 2000. The Company expects that it will continue to incur capital expenditures in the build-out of the Class of 1999 and 2000 markets, as well as success based capital spending in all markets. The Company also expects to continue to fund operating losses as the Company develops and grows its business. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments."

      The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow.

      The Company expects calendar 2001 revenues to be approximately $485,000 to $500,000, with second quarter 2001 revenues slightly higher than the March 2001 quarter. As a result of continued revenue growth combined with cost reduction efforts associated with the revised business plan, the Company expects EBITDA losses to decrease to approximately $10,000 for the second quarter of calendar 2001 and to approximately $20,000 for the full year of calendar 2001. These expectations include the Company's estimate of the effect of the revised business plan and the general economic downturn affecting the United States economy and its effect on the Company's customers and vendors.

      Expansion of the Company's Original Markets, the development of Expansion Markets and additional investment in new products and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets and (iii) the design, construction and development of the Expansion Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches in all of its Original Markets and certain key Expansion Markets when such Expansion Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its Expansion Markets on a standard switching platform based on Lucent 5 switch technology. The Company estimates that, in addition to the cash and cash equivalents on hand and remaining availability under the $500 million bank credit facility as of March 31, 2001, a total of an additional approximately $360,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from April, 2001 through the quarter ending March 31, 2002.

      During the March 2001 quarter, the Company funded its free cash flow deficit with the proceeds from the common stock rights offering. Proceeds from the rights offering not needed to fund the quarter's free cash flow deficit were used to pay down the Company's bank credit facility. As of March 31, 2001, approximately $213,192 was available on the bank credit facility. The Company's ability to fund its operations, capital expenditures and debt service will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control. The Company expects to fund its projected future deficits through mid-2002 through a combination of additional draws under the credit facility and additional bank or institutional indebtedness or other sources. The Company expects to implement these financing plans in the second half of 2001. The Company believes that the additional bank or institutional indebtedness and cash generated from operations will be sufficient to fund the Company's operations and capital expenditures. There can be no assurances that the Company will be successful in generating sufficient cash flow or in raising sufficient additional capital on terms that it will consider acceptable, or at all. However, if the additional financing does not become available, the Company could take additional strategic measures to fund the Company's operations and capital expenditures.

      There can be no assurance (i) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including acquisition of additional networks, continued acquisition of increased ownership in its networks, material variances from expected capital expenditure requirements for the Original Markets and the Expansion Markets and development of the LMDS or the 39 Ghz spectrum or (ii) that anticipated financings and other sources of capital will become available to the Company on a basis consistent with the current business plan or on an economically attractive terms or at all. In addition, it is possible that expansion of the Company's networks may include the geographic expansion of the Company's existing clusters and the development or acquisition of other new networks not currently planned.


Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. As of December 31, 2000 and March 31, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.

Competition

      The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

      In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. The Telecommunications Act of 1996 (the "Telecommunications Act") and associated federal and state regulatory initiatives are intended to provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company. However, regulators may provide ILECs with increased pricing flexibility for their services or other significant regulatory relief, as competition increases or for other reasons. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the FCC has approved applications for such authority for Verizon (formerly Bell Atlantic) in New York and Massachusetts and for SBC in Texas, Oklahoma and Kansas. These approvals may well result in decreased market share for the major inter-exchange carriers ("IXCs"), which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

      There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Ameritech and SBC, whose combined territory covers a substantial portion of the Company's markets. Other combinations have occurred in the industry, which may have an effect on the Company, such as the combination of AT&T Corp. with MediaOne Group, Bell Atlantic with GTE, which became Verizon Communications, Qwest with US West, and AOL with Time Warner. The effects of these combinations are unknown at this time. The Company believes that combinations of RBOCs and others will pose a greater competitive threat to the Company's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the ILEC.

      The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, ILECs which are not subject to RBOC restrictions on long distance, AT&T, WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.


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


Federal Legislation and Regulation

      The Telecommunications Act enacted in 1996 establishes local exchange competition as a national policy. This act is intended to remove state regulatory barriers to competition. To do so, it imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For instance carriers interconnect their networks, transfer their customers' telephone numbers to each other when customers change carriers, and compensate each other for local traffic they exchange. ILECs have additional duties, such as providing competitors with network interconnection at any technically feasible point, with access to unbundled network elements, and with collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over rules relating to these requirements as well as universal service subsidies, charges for access to long distance carriers, access to buildings, customer privacy, and services for the disabled.

      The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any entity from providing interstate or intrastate telecommunications services. On the other hand, states may adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers, and localities may manage public rights-of-way. There have been numerous disputes over what conditions a local government may impose on CLECs as part of a "franchise" to occupy the public rights-of-way. The result of these cases have been mixed, in some cases sustaining, and in others rejecting, burdensome financial and/or operational requirements. Depending on the result, the Company's expansion plans may be adversely affected.

      The FCC is charged with the broad responsibility of implementing the local competition provisions of the Telecommunications Act. The FCC's rules have been and likely will continue to be subject to litigation, but in most significant respects they have ultimately been upheld by the courts. The FCC's rules for setting the prices that ILECs may charge CLECs for use of their networks remains in litigation. These rules are generally viewed as favorable to CLECs. There can be no assurance that these rules will be sustained by the courts.

      Many CLECs have experienced difficulties with the ILECs' fulfillment of their duties with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by CLECs to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as the Company to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for RBOCs to cooperate with new carriers, allowing the RBOCs to offer long distance services originating in their region, if the RBOC satisfies statutory conditions designed to open their local markets to competition, but ILECs may not view that incentive as sufficient to justify willing compliance with their obligations under the Telecommunications Act. Moreover, the Company cannot be assured that RBOCs will be accommodating to the Company's networks once they are permitted to offer long distance service as they have thus far in New York, Massachusetts, Texas, Oklahoma and Kansas. If the Company's networks cannot obtain the cooperation of an RBOC for any reason, the Company's networks' ability to offer local services in such region on a timely and cost effective basis would be adversely affected.

      The FCC has adopted rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs ability to prevent certain types of equipment from being collocated, requiring ILECs to offer alternative collocation arrangements to CLECs, and establishing nationwide guidelines for how long it should take to establish a collocation arrangement. The FCC has also required ILECs to allow CLECs to use the high-frequency portion of the spectrum on a customer line to offer data services even if the CLEC does not provide the customer with voice service. While the intent of these rules is to facilitate competition by CLECs such as the Company's networks, ILECs continue to resist the rules and it remains uncertain that they will prove significant in practical terms.

      ILECs generally contest the claim that the obligation to pay reciprocal compensation to CLECs applies to local telephone calls terminating to internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. The FCC accepted this logic, but ruled that this general conclusion did not supercede any state ruling that compensation is required under a particular contract or prevent a state from imposing compensation on a prospective basis. On March 24, 2000, a federal court of appeals vacated the ruling and remanded the issue to the FCC for further consideration. On April 27, 2001, the FCC released an order in which it held that ISP-bound calls should not be subject to inter-carrier compensation; the FCC also held that, because of existing compensation arrangements, the transition to a compensation-free regime will be phased in over three years, during which time compensation rates for ISP-bound calls will be capped at gradually decreasing rates. Significantly, for an ILEC to receive the benefit of the capped rates during the three-year transition period, it must agree to exchange all traffic at these rates. If an ILEC refuses to accept the lower rates for all calls (including calls that a CLEC sends to the ILEC), then ISP-bound calls are to be compensated for like any other traffic. In addition, the FCC capped the number of minutes for which a CLEC may receive compensation in a given state, at the number of minutes received in the first quarter of 2001 (annualized), plus a 10% growth factor. It appears to be likely that the FCC's ruling will be appealed. In the meantime, the FCC's order and/or subsequent court and/or state rulings, could affect the costs incurred by ISPs and CLECs and the demand for their offerings. An unfavorable outcome could affect the Company's potential future revenues.

      Several ILECs have initiated legislative efforts to remove certain obligations imposed in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without first opening their markets to compensation in accordance with the Telecommunications Act. The FCC reaffirmed in late 1999 that such services are subject to the resale and unbundling obligations of the Telecommunications Act. This decision is under review by the courts. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.

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


      When the Company's networks provide interexchange telecommunications service to customers who receive local service from another carrier, the Company will generally be required to pay the other carrier access charges. Similarly, when another carrier provider interexchange service to a customer who receives local service from the Company, the other carrier owes the Company access charges. ILEC interstate access charges are subject to extensive regulation by the FCC; CLEC access charges are subject to less regulation but still must be just reasonable, and not unreasonably discriminatory. Some of the interexchange providers to whom the Company's networks provide access services, including AT&T and Sprint, have refused to pay access charges that exceed the access charges of the ILEC in any given geographic area, leading to litigation. While the Company's networks have not experienced any such challenges to their right to collect access charges, they could experience them in the future. On April 27, 2001, the FCC released an order detariffing CLEC interstate access rates above established maximum levels over a three-year period. This means that CLECs will no longer be able to rely on the legally binding force of filed tariffs to seek to collect access charges above the newly established levels. At the same time, however, the FCC gave CLECs greater power to collect access charges at or below the new maximums. Specifically, the FCC established that CLEC access rates set at or within its benchmarks are conclusively presumed to be reasonable. Notably, the new rules do not forbid above-cap CLEC access rates; however, they do remove CLECs' ability to simply tariff such access rates, which now must be negotiated. The manner in which the FCC has lowered access charge levels could have material effect on the ability of the Company's networks to compete in providing interstate access services and terminating and originating long distance traffic.

      On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking seeking comment on, among other things, the benefits and legal sustainability of moving to a regime under which there would be no intercarrier compensation for local calls, ISP-bound calls, wireless calls and, indirectly, toll calls. The manner in which the FCC resolves these issues could have a materials effect on both the Company's expenses and revenues.

      The FCC has ruled that non-dominant IXCs, such as the Company, will no longer be able to file tariffs with the FCC concerning their interexchange long distance services. This ruling deprives the Company of the advantages of being able to rely on terms and conditions contained in a filed tariff, requiring instead reliance on individual contracts.

      The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet-Protocol, telephony, slamming, rights of way, building access, numbering resources, pole attachments, customer privacy, wire tapping, and services to the disabled. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs.


State Regulation

      Most State Public Utility Commissions ("PUCs") require companies that wish to provide intrastate common carrier services to be certified to provide such services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. The certificates or other authorizations held by the Company permit it to provide a full range of local telecommunications services, including basic local exchange service. In certain states, each of the Company, its subsidiaries and the Company's networks may be subject to additional state regulatory requirements, including tariff filing requirements, to begin offering the telecommunications services for which such entities have been certificated. In some states, the Company network tariff lists a rate range or sets prices on an individual case basis. Many states also may have additional regulatory requirements such as reporting and customer service and quality requirements, and universal service contributions all of which are subject to change and may adversely affect the Company. In addition, in virtually every state, the Company is subject to the outcome of proceedings by the state commission that address regulation of LECs and CLECs, competition, geographic build-out, mandatory detariffing, service requirements, and universal service issues.

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

      In some of the areas where the Company's networks provide service, their Local Partners pay license or franchise fees based on revenues or some other measure such as quantity of facilities installed. In addition, in areas where the Company does not use its own facilities or those constructed by a Local Partner, the Company's networks may be required to pay such fees. There are no assurances that certain municipalities that do not currently impose fees will not seek to impose fees in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, some municipalities may seek to impose requirements or fees on users of transmission facilities, even though they do not own such facilities.

      In many markets, other companies providing local telecommunications services, particularly the ILECs, currently are excused from paying license or franchise fees or pay fees that are materially lower than those required to be paid by the Company network or Local Partner. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which the Company operates or plans to operate or whether it will be implemented without a legal challenge initiated by the Company or another CLEC. Such legal challenges by other CLECs have produced mixed results, with some municipal requirements that the Company believes are discriminatory or otherwise illegal being judicially upheld.

      If any of the existing local partner agreements or fiber lease agreements held by a Local Partner or a Company network for a particular market were terminated prior to its expiration date, such termination could have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company uses fixed rate debt, redeemable preferred stock and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 2001.

                                Expected Maturity
-------------------------------------------------------------------------
                                                                                                      Fair
                            2002       2003       2004     2005    2006     Thereafter   Total        Value

----------------------------------------------------------------------------------------------------------
Fixed Rate Public Debt
and Redeemable
Preferred Stock:           $  ---    $303,840  $250,000  $   ---   $   ---    $ 606,851  $1,160,691  $ 712,627

 Average Interest Rate     12.54%      12.44%    12.40%   12.44%    12.44%      12.74%        ---        ---

Fixed Rate Non
Public Debt                $  ---    $  1,169  $  1,559  $ 13,249  $ 33,357   $ 237,474  $  286,808  $ 286,808
 Average Interest Rate     12.50%      12.50%    12.50%    12.50%    12.50%      12.50%       ---        ---


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended March 31, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended March 31, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three months ended March 31, 2001.


Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

        Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

        Exhibit 99.03     Press Release dated May 14, 2001

(b)  Reports on Form 8-K:

        During the three months ended March 31, 2001, the Company filed reports on Form 8-K on January 10, 2001 and February 22, 2001, which reported information under Items 5, 7 and 9; no financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADELPHIA BUSINESS SOLUTIONS, INC.
                                   (Registrant)



Date:  May 15, 2001                 By:  /s/ Timothy J. Rigas
                                         --------------------
                                         Timothy J. Rigas
                                         Vice Chairman, Chief Financial Officer
                                         (authorized officer), Chief Accounting
                                         Officer and Treasurer

                                Index to Exhibits


          Exhibit 99.01 "Schedule E - Form of Financial Information and
                        Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 "Schedule F - Form of Financial Information and
                        Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit 99.03 Press Release dated May 14, 2001


                                                         Exhibit 99.01
                                   SCHEDULE E

                        Adelphia Business Solutions, Inc.

           Form of Financial Information and Operating Data
    Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:          3/31/01
                                                                                     ***
Unaudited                                                                           Other
                                      North East   Mid-Atlantic     Mid-South       Markets         Total

FINANCIAL DATA (dollars in thousands):
Total Revenue                       $   23,609.2   $   50,746.6   $   25,860.8   $   27,695.2   $  127,911.8
Total Capital Expenditures          $   13,019.8   $   96,348.0   $   27,081.2   $   16,415.6   $  152,864.6
Total EBITDA                        $    5,580.0   $     (219.3)  $      903.9   $    4,720.8   $   10,985.4

Gross PP&E                          $  186,172.6   $  919,897.1   $  314,310.1   $  645,066.4   $2,065,446.2

Proportional Revenue*               $   23,609.2   $   40,755.8   $   25,860.8   $   27,695.2   $  117,921.0
Proportional Capital Expenditures*  $   13,019.8   $   89,158.1   $   27,081.2   $   16,415.6   $  145,674.7
Proportional EBITDA*                $    5,580.0   $   (3,349.2)  $      903.9   $    4,720.8   $    7,855.5

Proportional Gross PP&E*            $  186,172.6   $  839,913.2   $  314,310.1   $  645,066.4   $1,985,462.3


STATISTICAL DATA Increase for March 31, 2001:
Markets in Operation                         ---            ---            ---            ---            ---
Route Miles                                  ---            107            ---             12            119
Fiber Miles                                  ---         17,250            ---          3,916         21,166
Buildings connected                           20             76              9             16            121
LEC-Cos collocated**                          10            ---            ---            ---             10
Voice Grade Equivalent Circuits           86,688        382,368        111,552        272,160        852,768


As of December 31, 2000:
Markets in Operation***                       15             30             15             15             75
Route Miles                                3,598          5,501          4,280          4,623         18,002
Fiber Miles                              111,277        203,893        121,242        146,281        582,693
Buildings connected                          827          1,024            772            550          3,173
LEC-Cos collocated**                          22            122             76             79            299
Voice Grade Equivalent Circuits          407,232      1,620,192        808,416        544,992      3,380,832


As of March 31, 2001:
Markets in Operation                          15             30             15             15             75
Route Miles                                3,598          5,608          4,280          4,635         18,121
Fiber Miles                              111,277        221,143        121,242        150,197        603,859
Buildings connected                          847          1,100            781            566          3,294
LEC-Cos collocated**                          32            122             76             79            309
Voice Grade Equivalent Circuits          493,920      2,002,560        919,968        817,152      4,233,600


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

                                                         Exhibit 99.02

                          SCHEDULE F

              Adelphia Business Solutions, Inc.

       Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                   3/31/01

                          Unaudited

                                                         Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                        $  40,130.3
Total Capital Expenditures                           $  17,646.6
Total EBITDA                                         $  13,573.5

 Gross Property, Plant & Equipment                   $ 379,442.5

STATISTICAL DATA(b):
As of March 31, 2001:
Markets in Operation                                           7
Route Miles                                                3,741
Fiber Miles                                              171,131
Buildings connected                                        1,696
LEC-COs collocated                                            63
Voice Grade Equivalent Circuits                        1,289,568

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b)  Statistical Data represents 100% of operating data for all entities.