Form 10-Q
period 2001-06-30
ADELPHIA BUSINESS SOLUTIONS INC
filed 2001-08-14
CIK 1017648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------  Act of 1934

                  For the quarterly period ended June 30, 2001

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934 For the transition period from ______________ to _____________

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

      At August 10, 2001, 47,766,846 shares of Class A Common Stock, par value $0.01 per share, and 86,750,438 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                  Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000
       and June 30, 2001....................................................4

       Condensed Consolidated Statements of Operations - Three
       and Six Months Ended June 30, 2000 and 2001..........................5

       Condensed Consolidated Statements of Cash Flows - Six
       Months Ended June 30, 2000 and 2001..................................6

       Notes to Condensed Consolidated Financial Statements.................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................27

Item 2.  Changes in Securities.............................................27

Item 3.  Defaults Upon Senior Securities...................................27

Item 4.  Submission of Matters to a Vote of Security Holders...............27

Item 5.  Other Information.................................................27

Item 6.  Exhibits and Reports on Form 8-K..................................27

SIGNATURES.................................................................28

INDEX TO EXHIBITS..........................................................29

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to future growth, expansion of operations or the effects of future regulation or competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Adelphia Business Solutions, Inc. and subsidiaries ("the Company"). These "forward-looking statements" include statements regarding the intent, belief and current expectations of Adelphia Business Solutions and its directors and officers, and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic and business conditions, the availability and cost of capital, acquisitions and divestitures, government and regulatory policies and developments, the pricing and availability of equipment, materials and inventories, risks associated with reliance on the performance and financial condition of vendors and customers, dependence on customers and their spending patterns, technological developments, the ability of the Company to execute on its business plan, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of risks and uncertainties facing the Company. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended June 30, 2000 and 2001. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors." The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

Item 1.  Financial Statements

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
           (Dollars in thousands, except share and per share amounts)


                                                          December 31,      June 30,
                                                              2000            2001
                                                          ------------    ------------
ASSETS:
Current assets:
     Cash and cash equivalents ..........................   $     3,543    $     2,153
     Accounts receivable - net ..........................        79,650         97,554
     Other current assets ...............................        26,114         27,893
                                                            -----------    -----------
          Total current assets ..........................       109,307        127,600

Restricted cash .........................................        54,178         28,443
Investments .............................................        48,409         51,544
Property, plant and equipment - net .....................     1,523,434      1,721,196
Other assets - net ......................................       154,138        148,838
                                                            -----------    -----------
          Total .........................................   $ 1,889,466    $ 2,077,621
                                                            ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' (DEFICIENCY) EQUITY:
Current liabilities:

      Accounts payable ..................................   $   158,249    $    70,551
      Due to parent - net ...............................         1,544           --
      Due to affiliates - net ...........................         8,067         11,894
      Accrued interest ..................................        31,011         31,173
      Accrued interest - parent .........................         7,003          6,036
      Other current liabilities .........................        13,339         35,556
                                                            -----------    -----------
          Total current liabilities .....................       219,213        155,210

13% Senior discount notes due 2003 ......................       291,891        303,840
12 1/4% Senior secured notes due 2004 ...................       250,000        250,000
12% Senior subordinated notes due 2007 ..................       300,000        300,000
Note payable ............................................       500,000        445,739
Other debt ..............................................        48,565         47,172
                                                            -----------    -----------
          Total liabilities .............................     1,609,669      1,501,961
                                                            -----------    -----------

12 7/8% Senior exchangeable redeemable preferred stock ..       297,067        316,945
                                                            -----------    -----------

Commitments and contingencies (Note 3)

Common stock and other stockholders' (deficiency) equity:
  Class A common stock, $0.01 par value, 800,000,000
   shares authorized, 35,848,366 and 47,742,608 shares
   outstanding, respectively ............................           358            477
  Class B common stock, $0.01 par value, 400,000,000
   shares authorized, 35,143,859 and 86,774,676 shares
   outstanding, respectively ............................           351            868
  Additional paid in capital ............................       678,140      1,119,218
  Class B common stock warrants .........................         1,022             70
  Unearned stock compensation ...........................        (4,070)        (3,247)
  Accumulated deficit ...................................      (693,071)      (858,671)
                                                            -----------    -----------
          Total common stock and other stockholders'
          (deficiency) equity ...........................       (17,270)       258,715
                                                            -----------    -----------

          Total .........................................   $ 1,889,466    $ 2,077,621
                                                            ===========    ===========

     See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Amounts in thousands, except per share amounts)

                                            Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                          ----------------------    ----------------------
                                            2000         2001         2000         2001
                                          ---------    ---------    ---------    ---------
Revenues ..............................   $  80,214    $ 116,941    $ 149,515    $ 227,284
                                          ---------    ---------    ---------    ---------

Operating expenses:
  Network operations ..................      41,661       61,861       75,393      122,625
  Selling, general and administrative .      63,348       64,306      122,194      129,798
  Restructuring charges ...............        --           --           --          4,979
  Depreciation and amortization .......      26,689       35,144       46,127       71,694
                                          ---------    ---------    ---------    ---------
          Total .......................     131,698      161,311      243,714      329,096
                                          ---------    ---------    ---------    ---------

Operating loss ........................     (51,484)     (44,370)     (94,199)    (101,812)

Other income (expense):
  Interest income .....................       1,020          382        1,424        1,143
  Interest income-affiliate ...........       1,259         --          6,282         --
  Interest expense ....................     (15,264)     (25,437)     (28,194)     (55,258)
  Interest expense-affiliate ..........        --         (6,036)        --        (12,808)
                                          ---------    ---------    ---------    ---------

Loss before equity in net (loss)
 income of joint ventures .............     (64,469)     (75,461)    (114,687)    (168,735)

Equity in net (loss) income of
 joint ventures .......................        (346)       3,242         (451)       3,135
                                          ---------    ---------    ---------    ---------

Net loss ..............................     (64,815)     (72,219)    (115,138)    (165,600)

Dividend requirements applicable
 to preferred stock ...................      (8,771)      (9,956)     (17,268)     (19,601)
                                          ---------    ---------    ---------    ---------

Net loss applicable to common
 stockholders .........................   $ (73,586)   $ (82,175)   $(132,406)   $(185,201)
                                          =========    =========    =========    =========

Basic and diluted net loss per
 weighted average share of common stock   $   (1.06)   $   (0.61)   $   (1.91)   $   (1.75)
                                          =========    =========    =========    =========

Weighted average shares of
 common stock outstanding .............      69,503      134,530       69,417      106,026
                                          =========    =========    =========    =========

           See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                              Six Months
                                                            Ended June 30,
                                                        ----------------------
                                                           2000        2001
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss ..........................................   $(115,138)   $(165,600)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation ................................      43,587       60,193
        Amortization ................................       2,540       11,501
        Non-cash interest expense ...................      18,352       11,949
        Equity in net loss (income) of joint ventures         451       (3,135)
        Non-cash stock compensation .................       1,225        1,074
        Restructuring charges .......................        --          4,979
     Change in operating assets and liabilities
      net of effects of acquisitions:
        Other assets - net ..........................     (50,856)     (25,883)
        Accounts payable ............................     (50,133)     (92,679)
        Accrued interest and other liabilities ......       6,379       21,412
                                                        ---------    ---------
Net cash used in operating activities ...............    (143,593)    (176,189)
                                                        ---------    ---------

Cash flows from investing activities:
  Expenditures for property, plant and equipment ....    (288,838)    (256,793)
  Investments .......................................      (7,125)        --
  Sale of U.S. government securities-pledged ........      15,312         --
  Change in restricted cash .........................     (75,785)      25,735
                                                        ---------    ---------
Net cash used in investing activities ...............    (356,436)    (231,058)
                                                        ---------    ---------

Cash flows from financing activities:
  Repayments of debt ................................      (2,246)    (215,747)
  Repayments and advances from related parties, net .     414,178        2,283
  Proceeds from rights offering .....................        --        460,835
  Proceeds from exercise of warrant .................       5,611         --
  Proceeds from debt ................................      96,082      158,931
  Costs associated with financing ...................     (15,009)        (445)
                                                        ---------    ---------
Net cash provided by financing activities ...........     498,616      405,857
                                                        ---------    ---------

Increase in cash and cash equivalents ...............      (1,413)      (1,390)

Cash and cash equivalents, beginning of period ......       2,133        3,543
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $     720    $   2,153
                                                        =========    =========

      See notes to condensed consolidated financial statements.

               ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
           (Dollars in thousands, except share and per share amounts)

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

        In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at June 30, 2001 and the unaudited results of operations for the three and six months ended June 30, 2000 and 2001 have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

        During March 2001, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in a rights offering to Adelphia at a price of $7.28 per share. Simultaneously, the Company issued and sold 25,322 shares of Class A common stock, to the public in the rights offering at a price of $7.28 per share. Total proceeds to the Company were approximately $460,835.

2.  Investments:

        The equity method of accounting is used to account for investments in joint ventures in which the Company holds less than a majority interest and cannot exercise control. Under this method, the Company's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its joint ventures. Dividends or other distributions are recorded as a reduction of the Company's investment. Investments in joint ventures accounted for using the equity method reflect the Company's equity in their underlying net assets.

The Company's non-consolidated investments are as follows:

                                         Current
                                        Ownership   December 31,    June 30,
                                        Percentage     2000           2001
                                        ----------  ------------  ------------
Investments accounted for using
 the equity method:
  PECO-Hyperion (Philadelphia)              50.0%   $     46,725  $     46,725
  PECO-Hyperion (Allentown, Bethlehem,
   Easton,  Reading)                        50.0          11,050        11,050
  Hyperion of York                          50.0           6,525         6,525
                                                    ------------  ------------
                                                          64,300        64,300
Cumulative equity in net loss                            (18,391)      (15,256)
                                                    ------------  ------------
Subtotal                                                  45,909        49,044
Investments accounted for using the
 cost method                                               2,500         2,500
                                                    ------------  ------------
Total                                               $     48,409  $     51,544
                                                    ============  ============

Summarized combined unaudited financial information for the Company's investments, which as of June 30, 2001 were being accounted for using the equity method of accounting follows:


                                           December 31,      June 30,
                                              2000             2001
                                           ----------       ----------

Current assets                               $ 26,942       $   26,973
Property, plant and  equipment - net          105,420          115,964
Current liabilities                            10,221            5,322
Non current liabilities                        31,010           39,525

                             Six Months Ended June 30,
                                2000             2001
                             ----------       ----------

Revenues                     $   27,372       $   41,910
Net (loss) income                  (239)           6,271


3.  Commitments and Contingencies:

        Reference is made to the Liquidity and Capital Resources and Regulation sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

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

5.  Supplemental Financial Information:

        For the six months ended June 30, 2000 and 2001, the Company paid interest of $33,312 and $70,541 respectively.

        Accumulated depreciation of property, plant and equipment amounted to $193,214 and $253,407 as of December 31, 2000 and June 30, 2001, respectively.

        For the six months ended June 30, 2000 and 2001, the Company recorded non-cash preferred stock dividends of $17,268 and $19,601, respectively.

6.  Restructuring Charges:


        During December 2000, the Company initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In
January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised business plan. Most of the affected employees were located in markets in which the Company has stopped expansion. For the year ended December 31, 2000, the Company recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, the Company recorded a charge of approximately $4,979 to cover additional costs associated with this revised business plan and paid $3,522 associated with this charge and the previously recorded charges, resulting in a remaining liability of $6,877 at March 31, 2001. During the quarter ended
June 30, 2001, the Company paid an additional $2,823 associated with the restructuring charge resulting in a liability of $4,054 at June 30, 2001.

7.  Recent Accounting Pronouncements

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138,. "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in fair value reflected in the statement of operations or other comprehensive income. As of December
31, 2000 and June 30, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.


        The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.
_________________________________________________

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

Overview

        The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 21 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are owned by wholly- and majority-owned subsidiaries or by two joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% equity interest with one or more other partners, and are broken into two subcategories: the 13 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 and 1998 (the "Class of 1997/98"), and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are also broken into two subcategories: those which began operations in 1999 (the "Class of 1999") and those which began operations in 2000 (the "Class of 2000"). During December 2000, the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. Network or market information presented in this Form 10-Q for the current quarter excludes these six markets.

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

      A summary of the Company's non-financial statistical information as of June 30, 2001 follows:

                                                   Active
                                                  ---------
        Local Route Miles                           10,142
        Fiber Strand Miles                         586,183
        Long-Haul Route Miles                        8,214
        Buildings Connected on-network
         with owned facilities                       3,369
        Central Offices Connected on-network           321
        Lucent 5ESS Voice Switches                      30
        Data Switches                                   26
        Sales Employees                                518
        Total Employees                              2,533
        Customers, including joint ventures         42,370
        Average monthly revenue per customer         $ 988


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

        During March 2001, the Company issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively in a rights offering to Adelphia at a price of $7.28 per share. Simultaneously, the Company issued and sold 25,322 shares of Class A common stock, to the public in the rights offering at a price of $7.28 per share. Total proceeds to the Company were approximately $460,835.

Reclassification

        Certain December 31, 2000 amounts have been reclassified to conform with the presentation for the six months ended June 30, 2001.

Results of Operations

Three Months Ended June 30, 2001 in Comparison with Three Months Ended June 30, 2000

      Revenues increased 46% to $116,941 for the three months ended June 30, 2001, from $80,214 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Class of 1996 Markets                       $       17,932
        Growth in Class of 1997/98 Markets                             4,018
        Growth in Class of 1999 Markets                                9,134
        Growth in Class of 2000 Markets                                3,762
        Acquisition of local partner interests                         1,501
        Management fees                                                  380

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                 Three Months
                                                    Ended
                                                   June 30,
                                                 2000   2001
                                                -------------

        Voice services                           73.7%  68.3%
        Data and dedicated access services       19.6%  22.5%
        Management fees                           1.4%   1.3%
        Other                                     5.3%   7.9%


      Network operations expense increased 48% to $61,861 for the three months ended June 30, 2001 from $41,661 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Original Markets                            $        4,596
        Acquisition of local partner interests                           337
        Expansion Markets                                             15,405
        Network Operations Control Center ("NOCC")                      (138)


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

        Selling, general and administrative expense increased 2% to $64,306 for the three months ended June 30, 2001 from $63,348 for the same quarter in the prior year, primarily reflecting the growth in the Expansion Markets.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Markets                                     $          924
        Acquisition of local partner interests                           820
        Sales and marketing activities                                  (645)
        Corporate overhead charges                                      (199)
        Non-cash stock compensation                                       58


        Depreciation and amortization expense increased 32% to $35,144 during the three months ended June 30, 2001 from $26,689 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

        Interest income for the three months ended June 30, 2001 decreased to $382 from $1,020 for the same quarter in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents throughout the quarter.

        Interest income-affiliate for the three months ended June 30, 2001 was zero as compared to $1,259 for the same quarter in the prior year as a result of no demand advances outstanding to Adelphia during the period.

        Interest expense increased 67% to $25,437 during the three months ended June 30, 2001 from $15,264 for the same period in the prior year. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

        Interest expense-affiliate was $6,036 for the three months ended June 30, 2001 as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

        Equity in net (loss) income of joint ventures for the three months ended June 30, 2001 was $3,242 as compared to ($346) for the same quarter in the prior year.

        The number of joint ventures paying management fees to the Company decreased from four at June 30, 2000 to three at June 30, 2001 due to the Company's increased ownership in the State College network. In addition, the properties sold to Adelphia during December 2000 are paying management fees to the Company. These non-consolidated joint ventures and Adelphia networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,516 for the three months ended June 30, 2001, as compared with $1,136 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures, for the three months ended June 30, 2000 and 2001, had a net (loss) income of approximately ($553) and $6,483, respectively.

        Preferred stock dividends increased by 14% to $9,956 for the three months ended June 30, 2001 from $8,771 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Six Months Ended June 30, 2001 in Comparison with Six Months Ended June 30,
2000

        Revenues increased 52% to $227,284 for the six months ended June 30, 2001, from $149,515 for the same period in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Class of 1996 Markets                       $       38,434
        Growth in Class of 1997/98 Markets                             7,284
        Growth in Class of 1999 Markets                               21,065
        Growth in Class of 2000 Markets                                6,148
        Acquisition of local partner interests                         3,113
        Management fees                                                1,725


        The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                  Six Months
                                                    Ended
                                                   June 30,
                                                 2000   2001
                                                -------------

        Voice services                           74.5%  68.4%
        Data and dedicated access services       18.8%  21.7%
        Management fees                           1.5%   1.7%
        Other                                     5.2%   8.2%


        Network operations expense increased 63% to $122,625 for the six months ended June 30, 2001 from $75,393 for the same period in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Original Markets                            $       12,849
        Acquisition of local partner interests                           679
        Expansion Markets                                             33,229
        Network Operations Control Center ("NOCC")                       475


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

        Selling, general and administrative expense increased 6% to $129,798 for the six months ended June 30, 2001 from $122,194 for the same period in the prior year, primarily reflecting the growth in the Expansion Markets.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------

        Growth in Markets                                     $        7,446
        Acquisition of local partner interests                         1,287
        Sales and marketing activities                                (3,360)
        Corporate overhead charges                                     2,310
        Non-cash stock compensation                                      (79)

        Restructuring charges for the six months ended June 30, 2001, were $4,979 as compared to zero for the same period in the prior year primarily as a result of the Company's revised network expansion plan.

        Depreciation and amortization expense increased 55% to $71,694 during the six months ended June 30, 2001 from $46,127 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

        Interest income for the six months ended June 30, 2001 decreased 20% to $1,143 from $1,424 for the same period in the prior year as a result of decreases in interest income from lower amounts of cash and cash equivalents throughout the period.

       Interest income-affiliate for the six months ended June 30, 2001 was zero as compared to $6,282 for the same period in the prior year as a result of no demand advances outstanding to Adelphia during the period.

        Interest expense increased 96% to $55,258 during the six months ended June 30, 2001 from $28,194 for the same period in the prior year. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

        Interest expense-affiliate was $12,808 for the six months ended June 30, 2001 as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

        Equity in net (loss) income of joint ventures for the six months ended June 30, 2001 was $3,135 as compared to ($451) for the same period in the prior year.

        The number of joint ventures paying management fees to the Company decreased from four at June 30, 2000 to three at June 30, 2001 due to the Company's increased ownership in the State College network. In addition, the properties sold to Adelphia during December 2000 are paying management fees to the Company. These non-consolidated joint ventures and Adelphia networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $3,961 for the six months ended June 30, 2001, as compared with $2,236 for the same period in the prior fiscal year. The nonconsolidated joint ventures, for the six months ended June 30, 2000 and 2001, had a net (loss) income of approximately ($1,193) and $6,271, respectively.

        Preferred stock dividends increased by 14% to $19,601 for the six months ended June 30, 2001 from $17,268 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Forward Looking Guidance

        The Company expects calendar 2001 revenues to be approximately $475,000 and expects EBITDA losses to decrease to approximately $2,000 to $5,000 for the third quarter of calendar 2001 and to a total of approximately $20,000 for the full year of calendar 2001. These expectations include the Company's estimate of the effect of the revised business plan and the general economic downturn affecting the United States economy and its effect on the Company's customers and vendors.

Supplementary Network Financial Analysis

        At June 30, 2001, 54 of the 75 operational markets had been in operation for thirty months or less, while the remaining 21 markets have been in operation for more than thirty months. In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management analyzes and aggregates operational markets based on the year or years in which the markets became operational. The Original
Markets, including nonconsolidated joint ventures, are broken down into two categories, those which began operations in 1996 or before and those which began operations in 1997 or 1998. The Expansion Markets are also broken down into two categories, those markets which began operations in 1999 and those markets which began operations in 2000. The following table provides information relating to the aggregation of those markets. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.

                                Quarter Ended June 30, 2001                         Quarter Ended March 31, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class     Class     Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
Revenue ........... $ 90,775  $ 18,101  $ 24,710  $  3,768   $  137,354  $  86,654  $ 16,322  $ 22,518  $  2,386  $  127,880

Direct Operating
 Expenses .........   27,127     6,405    27,319     3,336       64,187     25,247     5,827    28,280     2,326      61,680
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   63,648    11,696    (2,609)      432       73,167     61,407    10,495    (5,762)       60      66,200
Gross Margin
 Percentage .......    70.1%     64.6%    (10.6%)    11.5%        53.3%      70.9%     64.3%    (25.6%)     2.5%       51.8%

Sales, General
 and Administrative
 Expenses .........   26,076     5,054    19,217     4,590       54,937     28,766     5,614    18,082     4,330      56,792
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 37,572  $  6,642  $(21,826) $ (4,158)  $   18,230  $  32,641  $  4,881  $(23,844) $ (4,270) $    9,408
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    41.4%     36.7%    (88.3%)  (110.4%)       13.3%      37.7%     29.9%   (105.9%)  (179.0%)       7.4%
                        June 2001 Quarter vs. March 2001 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                               Original Expansion
                                 Markets Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------
Revenues ..........     4.8%     10.9%      9.7%     57.9%         7.4%

Direct Operating
 Expenses .........     7.4%      9.9%     (3.4%)    43.4%         4.1%
                    --------  --------  --------  --------   ----------

Gross Margin ......     3.6%     11.4%     54.7%     NM(c)        10.5%

Sales, General
 and Administrative
 Expenses .........    (9.4%)   (10.0%)     6.3%      6.0%        (3.3%)
                    --------  --------  --------  --------   ----------
EDITDA before
 allocation of
 Corporate
 Overhead (b) .....    15.1%     36.1%      8.5%      2.6%        93.8%
                    --------  --------  --------  --------   ----------

(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, which includes non-consolidated joint ventures, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $14.4 million in the June 2001 quarter and $17.2 million in the March 2001 quarter and before a restructuring charge of $5 million in the March 2001 quarter.

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

(c) Not meaningful.

                                Quarter Ended June 30, 2001                         Quarter Ended June 30, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class     Class     Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
Revenue ........... $ 90,775  $ 18,101  $ 24,710  $  3,768   $  137,354  $  67,338  $ 11,931  $ 15,576  $      6  $   94,851

Direct Operating
 Expenses .........   27,127     6,405    27,319     3,336       64,187     17,998     5,971    18,997       155      43,121
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   63,648    11,696    (2,609)      432       73,167     49,340     5,960    (3,421)     (149)     51,730
Gross Margin
 Percentage .......    70.1%     64.6%    (10.6%)    11.5%        53.3%      73.3%     50.0%    (22.0%)     NM(c)      54.5%

Sales, General
 and Administrative
 Expenses .........   26,076     5,054    19,217     4,590       54,937     31,315     4,354    18,545     1,910      56,124
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 37,572  $  6,642  $(21,826) $ (4,158)  $   18,230  $  18,025  $  1,606  $(21,966) $ (2,059) $   (4,394)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    41.4%     36.7%    (88.3%)  (110.4%)       13.3%      26.8%     13.5%   (141.0%)    NM(c)       (4.6%)
                        June 2001 Quarter vs. June 2000 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                               Original Expansion
                                 Markets Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------
Revenues ..........    34.8%     51.7%     58.6%     NM(c)        44.8%

Direct Operating
 Expenses .........    50.7%      7.3%     43.8%     NM(c)        48.9%
                    --------  --------  --------  --------   ----------

Gross Margin ......    29.0%     96.2%     23.7%     NM(c)        41.4%

Sales, General
 and Administrative
 Expenses .........   (16.7%)    16.1%      3.6%     NM(c)        (2.1%)
                    --------  --------  --------  --------   ----------

EDITDA before
 allocation of
 Corporate
 Overhead (b) .....   108.4%     NM(c)     (0.6%)    NM(c)        NM(c)
                    --------  --------  --------  --------   ----------

(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, which includes non-consolidated joint ventures, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $14.4 million in the June 2001 quarter and $14.8 million in the June 2000 quarter.

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

(c) Not meaningful.

Liquidity and Capital Resources

        The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's network operations control center ("NOCC"), have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $288,838 and $256,793 for the six months ended June 30, 2000 and 2001, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $4,625 and zero for the six months ended June 30, 2000 and 2001, respectively. The decrease in capital expenditures for the six months ended June 30, 2001 as compared with the same period in the prior fiscal year is largely attributable to the revised business plan announced during December 2000.

        The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, and incremental investments in the joint ventures has resulted in substantial negative cash flow. Expansion of the Company's Original Markets, the development of Expansion Markets and additional investment in new products and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the Expansion Markets and (iv) strategic further investments in the operation and development of the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches in all of its Original Markets and certain key Expansion Markets when such Expansion Markets are operational. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its Expansion Markets on a standard switching platform based on Lucent 5 switch technology.

        The Company has historically funded the substantial deficit between cash generated from operations and its cash needs through a combination of issuances of debt securities, issuances of common stock, short term advances and borrowings from Adelphia and to a limited extent asset sales to Adelphia, and borrowings under the $500,000 bank credit facility. During the June 2001 quarter, the Company funded its free cash flow deficit with draws from the $500,000 bank credit facility. Under its current business plan, the Company estimates that, in addition to the cash and cash equivalents on hand and remaining availability under the $500,000 bank credit facility as of June 30, 2001, a total of an additional approximately $500,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from July, 2001 through June 30, 2002, of which approximately $260,000 will be required through December 31, 2001. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments." Even if the Company made further cutbacks in its current business plan to develop its markets, the Company would still incur substantial cash deficits that would require additional funding during these periods.

        As of June 30, 2001, approximately $54,261 was available under the bank credit facility. To fund its projected short term cash needs as well as future deficits through mid-2002, the Company is exploring additional sources of liquidity including additional bank or institutional credit facilities and other alternatives including possible asset sales. The Company believes that these sources of liquidity and cash generated from operations will be sufficient to fund the Company's operations and capital expenditures. The Company's ability to fund its operations, capital expenditures and debt service will depend upon its ability to access the capital markets, and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control.

        The Company does not have any commitments for additional long term or short term funding. There can be no assurance (i) that additional funding will become available to the Company on either a short term or long term basis, (ii) that the terms of any additional funding would not be materially adverse to the Company including substantial interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders interest or otherwise, (iii) that the Company will not be required to consider further revisions to its business plan and reductions in capital and other expenditures, the sale of assets or other alternatives, or (iv) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including failure to generate anticipated revenues, acquisition of additional networks, continued acquisition of increased ownership in its networks, material variances from expected capital expenditure requirements for the Original Markets and the Expansion Markets and development of the LMDS or the 39 Ghz spectrum.


Recent Accounting Pronouncements

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. As of December
31, 2000 and June 30, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.

        The Financial Accounting Standards Board has issued SFAS No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Competition

        The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

        In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. The Telecommunications Act of 1996 (the ''Telecommunications Act'') and associated federal and state regulatory initiatives are intended to provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company. However, regulators may provide ILECs with increased pricing flexibility for their services or other significant regulatory relief, as competition increases or for other reasons. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the FCC has approved applications for such authority for Verizon (formerly Bell Atlantic) in New York and Massachusetts and for SBC in Texas, Oklahoma and Kansas. These approvals may well result in decreased market share for the major inter-exchange carriers ("IXCs"), which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

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

        ILECs generally contest the claim that the obligation to pay reciprocal compensation to CLECs applies to local telephone calls terminating to internet service providers ('ISPs'). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. The FCC accepted this logic, but ruled that this general conclusion did not supercede any state ruling that compensation is required under a particular contract or prevent a state from imposing compensation on a prospective basis. On March 24, 2000, a federal court of appeals vacated the ruling and remanded the issue to the FCC for further consideration. On April 27, 2001, the FCC released an order in which it held that ISP-bound calls should not be subject to inter-carrier compensation; the FCC also held that, because of existing compensation arrangements, the transition to a compensation-free regime will be phased in over three years, during which time compensation rates for ISP-bound calls will be capped at gradually decreasing rates. Significantly, for an ILEC to receive the benefit of the capped rates during the three-year transition period, it must agree to exchange all traffic at these rates. If an ILEC refuses to accept the lower rates for all calls (including calls that a CLEC sends to the ILEC), then ISP-bound calls are to be compensated for like any other traffic. In addition, the FCC capped the number of minutes for which a CLEC may receive compensation in a given state, at the number of minutes received in the first quarter of 2001 (annualized), plus a 10% growth factor. It appears to be likely that the FCC's ruling will be appealed. In the meantime, the FCC's order and/or subsequent court and/or state rulings, could affect the costs incurred by ISPs and CLECs and the demand for their offerings. An unfavorable outcome could affect the Company's potential future revenues.

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

        On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking seeking comment on, among other things, the benefits and legal sustainability of moving to a regime under which there would be no intercarrier compensation for local calls, ISP-bound calls, wireless calls and, indirectly, toll calls. The manner in which the FCC resolves these issues could have a material effect on both the Company's expenses and revenues.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        The Company uses fixed rate debt, redeemable preferred stock and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2001.

                                             Expected Maturity
                                 --------------------------------------------
                                                                                                       Fair
                                   2002    2003     2004      2005     2006   Thereafter    Total      Value
                                 -----------------------------------------------------------------------------
Fixed Rate Public Debt and
Redeemable Preferred Stock:      $  ---   $303,840 $250,000  $  ---   $  ---   $616,945   $1,170,785  $684,888
  Average Interest Rate           12.54%    12.44%   12.40%   12.44%   12.44%    12.74%         ---       ---

Fixed Rate Non Public Debt       $  ---   $  1,988 $  2,650  $ 2,650  $44,792  $393,659   $  445,739  $445,739
  Average Interest Rate           12.50%    12.50%   12.50%   12.50%   12.50%    12.50%         ---       ---

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended June 30, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

        The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended June 30, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

        The attached Exhibit 99.03 provides certain financial and business information of the Company for the three months ended June 30, 2001.


Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

        Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

        Exhibit 99.03     Press Release dated August 10, 2001

(b)  Reports on Form 8-K:

        During the three months ended June 30, 2001, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADELPHIA BUSINESS SOLUTIONS, INC.
                                     (Registrant)



Date:  August 14, 2001               By:/s/ Timothy J. Rigas
                                        ----------------------------
                                        Timothy J. Rigas
                                        Vice Chairman, Chief Financial Officer
                                         (authorized officer), Chief Accounting
                                         Officer and Treasurer

                               Index to Exhibits


          Exhibit 99.01 "Schedule E - Form of Financial Information and
                       Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 "Schedule F - Form of Financial Information and
                       Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit 99.03 Press Release dated August 10, 2001


                                                                  Exhibit 99.01
                                   SCHEDULE E

                        Adelphia Business Solutions, Inc.

                Form of Financial Information and Operating Data
         Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:         6/30/01

                                                                                       ***
Unaudited                                                                              Other
                                        North East    Mid-Atlantic     Mid-South      Markets         Total
FINANCIAL DATA (dollars in thousands):
Total Revenue                         $   22,781.2    $   60,827.0   $   24,655.5  $   28,934.9  $  137,198.6
Total Capital Expenditures            $   11,305.3    $   21,302.9   $   20,548.0  $   62,016.1  $  115,172.3
Total EBITDA                          $    4,661.1    $   11,918.6   $   (1,898.6) $    4,746.4  $   19,427.5

Gross PP&E                            $  197,477.9    $  941,200.0   $  334,858.1  $  666,167.0  $2,139,703.0

Proportional Revenue*                 $   22,781.2    $   49,862.6   $   24,655.5  $   28,934.9  $  126,234.2
Proportional Capital Expenditures*    $   11,305.3    $   18,736.8   $   20,548.0  $   62,016.1  $  112,606.2
Proportional EBITDA*                  $    4,661.1    $    5,829.8   $   (1,898.6) $    4,746.4  $   13,338.7

Proportional Gross PP&E*              $  197,477.9    $  858,650.1   $  334,858.1  $  666,167.0  $2,057,153.1

STATISTICAL DATA
Increase for June 30, 2001:
Markets in Operation                           ---             ---            ---           ---           ---
Route Miles                                    180             609            204            54         1,047
Fiber Miles                                  2,598          58,905          3,603        20,688        85,794
Buildings connected                             41              16            (11)           29            75
LEC-Cos collocated**                           ---               2             10           ---            12
Voice Grade Equivalent Circuits            104,832          10,752        116,928        18,816       251,328

As of March 31, 2001:
Markets in Operation***                         15              30             15            15            75
Route Miles                                  3,598           5,608          4,280         4,635        18,121
Fiber Miles                                111,277         221,143        121,242       150,197       603,859
Buildings connected                            847           1,100            781           566         3,294
LEC-Cos collocated**                            32             122             76            79           309
Voice Grade Equivalent Circuits            493,920       2,002,560        919,968       817,152     4,233,600


As of June 30, 2001:
Markets in Operation                            15              30             15            15            75
Route Miles                                  3,778           6,217          4,484         4,689        19,168
Fiber Miles                                113,875         280,048        124,845       170,885       689,653
Buildings connected                            888           1,116            770           595         3,369
LEC-Cos collocated**                            32             124             86            79           321
Voice Grade Equivalent Circuits            598,752       2,013,312      1,036,896       835,968     4,484,928

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

                                                                  Exhibit 99.02

                                   SCHEDULE F

                        Adelphia Business Solutions, Inc.

                Form of Financial Information and Operating Data
               of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                            6/30/01

                                    Unaudited

                                                                   Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                                   $  37,285.5
Total Capital Expenditures                                      $  10,677.4
Total EBITDA                                                    $  10,244.1

Gross Property, Plant & Equipment                               $ 390,119.9

STATISTICAL DATA(b):
As of June 30, 2001:
Markets in Operation                                                      7
Route Miles                                                           3,741
Fiber Miles                                                         171,131
Buildings connected                                                   1,696
LEC-COs collocated                                                       63
Voice Grade Equivalent Circuits                                   1,289,568

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities.