Form 10-Q
period 2001-09-30
ADELPHIA BUSINESS SOLUTIONS INC
filed 2001-11-13
CIK 1017648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X     Quarterly Report under Section 13 or 15(d) of the Securities
------  Exchange Act of 1934

              For the quarterly period ended September 30, 2001

------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
        _____________

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

      At November 9, 2001, 47,772,906 shares of Class A Common Stock, par value $0.01 per share, and 86,744,378 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                     Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 2000
        and September 30, 2001.............................................4

       Condensed Consolidated Statements of Operations - Three and
        Nine Months Ended September 30, 2000 and 2001......................5

       Condensed Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 2000 and 2001..................................6

       Notes to Condensed Consolidated Financial Statements................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................30

Item 2.  Changes in Securities............................................30

Item 3.  Defaults Upon Senior Securities..................................30

Item 4.  Submission of Matters to a Vote of Security Holders..............30

Item 5.  Other Information................................................31

Item 6.  Exhibits and Reports on Form 8-K.................................31

SIGNATURES................................................................32

INDEX TO EXHIBITS.........................................................33

SAFE HARBOR STATEMENT

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to future growth, expansion of operations or the effects of future regulation or competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Adelphia Business Solutions, Inc. and subsidiaries ("the Company"). These "forward-looking statements" include statements regarding the intent, belief and current expectations of Adelphia Business Solutions and its directors and officers, and can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, the cost and availability of capital (including short term capital), the ability of the Company to execute and fund is business plan, uncertainties relating to our ability to successfully market our services to current and new customers, access markets on a nondiscriminatory basis, identify, design and construct fiber optic networks, install cable and facilities (including switching electronics) and obtain rights of way, access rights to buildings and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as risks and uncertainties relating to general economic and business conditions, acquisitions and divestitures, government and regulatory policies and developments, the pricing and availability of equipment, materials and inventories, risks associated with reliance on the performance and financial condition of vendors and customers, dependence on customers and their spending patterns, technological developments, the costs and other effects of rapid growth and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of risks and uncertainties facing the Company. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended September 30, 2000 and 2001. Additional information regarding factors that may affect the business and financial results of Adelphia Business Solutions can be found in the Company's filings with the Securities and Exchange Commission, including the prospectus and most recent prospectus supplement under Registration Statement 333-11142 (formerly No. 333-88927), under the caption "Risk Factors." The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

          ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
      (Dollars in thousands, except share and per share amounts)

                                                 December 31,   September 30,
                                                     2000            2001
                                                 ------------   ------------
ASSETS:
Current assets:
     Cash and cash equivalents ...............   $     3,543    $       506
     Assets held for sale to affiliates ......          --          100,490
     Accounts receivable - net ...............        79,650        102,197
     Other current assets ....................        26,114         33,385
                                                 -----------    -----------
          Total current assets ...............       109,307        236,578

Restricted cash ..............................        54,178         18,900
Investments ..................................        48,409         54,829
Property, plant and equipment - net ..........     1,523,434      1,671,529
Other assets - net ...........................       154,138        144,498
                                                 -----------    -----------
          Total ..............................   $ 1,889,466    $ 2,126,334
                                                 ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' (DEFICIENCY) EQUITY:
Current liabilities:

      Accounts payable .......................   $   158,249    $    86,408
      Deposits on assets held for sale
       to affiliates .........................          --           61,225
      Due to parent - net ....................         1,544           --
      Due to affiliates - net ................         8,067         27,747
      Accrued interest .......................        31,011         50,005
      Accrued interest - parent ..............         7,003          9,442
      Other current liabilities ..............        13,339         30,169
                                                 -----------    -----------
          Total current liabilities ..........       219,213        264,996

13% Senior discount notes due 2003 ...........       291,891        303,840
12 1/4% Senior secured notes due 2004 ........       250,000        250,000
12% Senior subordinated notes due 2007 .......       300,000        300,000
Note payable .................................       500,000        494,085
Other debt ...................................        48,565         41,422
                                                 -----------    -----------
          Total liabilities ..................     1,609,669      1,654,343
                                                 -----------    -----------

12 7/8% Senior exchangeable redeemable
 preferred stock .............................       297,067        327,360
                                                 -----------    -----------

Commitments and contingencies (Note 3)


Common stock and other stockholders'
 (deficiency) equity:
  Class A common stock, $0.01 par value,
   800,000,000 shares authorized,
   35,848,366 and 47,772,906 shares
   outstanding, respectively .................           358            478
  Class B common stock, $0.01 par value,
   400,000,000 shares authorized,
   35,143,859 and 86,744,378 shares
   outstanding, respectively .................           351            867
  Additional paid in capital .................       678,140      1,109,430
  Class B common stock warrants ..............         1,022           --
  Unearned stock compensation ................        (4,070)        (2,836)
  Accumulated deficit ........................      (693,071)      (963,308)
                                                 -----------    -----------
          Total common stock and other
           stockholders' (deficiency) equity .       (17,270)       144,631
                                                 -----------    -----------


          Total ..............................   $ 1,889,466    $ 2,126,334
                                                 ===========    ===========

     See notes to condensed consolidated financial statements.

         ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          (Amounts in thousands, except per share amounts)

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                        ----------------------    ----------------------
                                            2000         2001         2000         2001
                                        ---------    ---------    ---------    ---------

Revenues ............................   $  93,551    $ 116,278    $ 243,066    $ 343,562
                                        ---------    ---------    ---------    ---------

Operating expenses:
  Network operations ................      50,893       54,765      126,286      177,390
  Selling, general and administrative      67,205       67,112      189,399      196,910
  Restructuring charges .............        --           --           --          4,979
  Depreciation and amortization .....      27,103       59,368       73,230      131,062
                                        ---------    ---------    ---------    ---------
          Total .....................     145,201      181,245      388,915      510,341
                                        ---------    ---------    ---------    ---------

Operating loss ......................     (51,650)     (64,967)    (145,849)    (166,779)

Other income (expense):
  Interest income ...................       1,247          238        2,671        1,381
  Interest income-affiliate .........        --           --          6,282         --
  Interest expense ..................     (14,557)     (33,450)     (42,751)     (88,709)
  Interest expense-affiliate ........      (2,191)      (9,442)      (2,191)     (22,250)
                                        ---------    ---------    ---------    ---------

Loss before equity in net (loss)
 income of joint ventures ...........     (67,151)    (107,621)    (181,838)    (276,357)

Equity in net (loss) income of
 joint ventures .....................         381        2,985          (70)       6,121
                                        ---------    ---------    ---------    ---------

Net loss ............................     (66,770)    (104,636)    (181,908)    (270,236)

Dividend requirements applicable
 to preferred stock .................      (9,053)     (10,276)     (26,321)     (29,877)
                                        ---------    ---------    ---------    ---------

Net loss applicable to common
 stockholders .......................   $ (75,823)   $(114,912)   $(208,229)   $(300,113)
                                        =========    =========    =========    =========

Basic and diluted net loss per
 weighted average share
 of common stock ....................   $   (1.08)   $   (0.85)   $   (2.98)   $   (2.60)
                                        =========    =========    =========    =========

Weighted average shares of
 common stock outstanding ...........      70,531      134,517       69,788      115,523
                                        =========    =========    =========    =========

          See notes to condensed consolidated financial statements.

         ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                       (Dollars in thousands)

                                                             Nine Months
                                                          Ended September 30,
                                                        ----------------------
                                                           2000        2001
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss ..........................................   $(181,908)   $(270,236)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
        Depreciation ................................      68,108      113,964
        Amortization ................................       5,122       17,098
        Non-cash interest expense ...................      27,904       11,949
        Equity in net loss (income) of joint ventures          70       (6,121)
        Non-cash stock compensation .................         585        1,485
        Restructuring charges .......................        --          4,979
     Change in operating assets and liabilities net
      of effects of acquisitions:
        Other assets - net ..........................     (68,609)     (45,793)
        Accounts payable ............................     (72,435)     (68,747)
        Accrued interest and other liabilities ......       6,576       28,017
                                                        ---------    ---------
Net cash used in operating activities ...............    (214,587)    (213,405)
                                                        ---------    ---------

Cash flows from investing activities:
  Expenditures for property, plant and equipment ....    (476,939)    (370,186)
  Investments .......................................     (10,375)        (300)
  Sale of U.S. government securities-pledged ........      30,626         --
  Change in restricted cash .........................     (66,651)      35,278
  Cash received from deposit for assets held for sale        --         61,225
                                                        ---------    ---------
Net cash used in investing activities ...............    (523,339)    (273,983)
                                                        ---------    ---------

Cash flows from financing activities:
  Repayments of debt ................................      (4,330)    (277,761)
  Repayments and advances from related parties, net .     402,278       33,276
  Proceeds from rights offering .....................        --        460,835
  Proceeds from exercise of warrant .................       5,611         --
  Proceeds from debt ................................     349,709      268,446
  Costs associated with financing ...................     (15,009)        (445)
                                                        ---------    ---------
Net cash provided by financing activities ...........     738,259      484,351
                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents ....         333       (3,037)

Cash and cash equivalents, beginning of period ......       2,133        3,543
                                                        ---------    ---------

Cash and cash equivalents, end of period ............   $   2,466    $     506
                                                        =========    =========

      See notes to condensed consolidated financial statements.

              ADELPHIA BUSINESS SOLUTIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          (Dollars in thousands; except share and per share amounts)

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

      In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the financial position of Adelphia Business Solutions at September 30, 2001 and the unaudited results of operations for the three and nine months ended September 30, 2000 and 2001 have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

      The Company has incurred substantial losses applicable to common shares for each of the last three years, has had negative cash flows from operations in the last year, and had a stockholder's deficit at December 31, 2000. Additionally, the Company has incurred losses and negative cash flows from operations for the first nine months of 2001. The Company's outstanding borrowings have increased over the past year in connection with funding operating losses, servicing debt requirements, and funding capital expenditures.

      In addition, the health of the general economy, which continued to deteriorate in the third quarter 2001, is not expected to improve in the near term, particularly in light of uncertainties created by recent world events. This economic downturn has affected and is expected to continue to negatively impact the Company for the remainder of 2001.

      The Company estimates that under its current business plan a total of approximately $395,000 will be required to fund its capital expenditures, working capital requirements, operating losses and pro rata investments in its joint ventures from October 1, 2001 through September 30, 2002, of which approximately $85,000 will be required through December 31, 2001. As of September 30, 2001, approximately $5,915 was available under a bank credit facility with approximately $19,406 cash on hand, including restricted cash, and on October 1, 2001, an additional $80,000 in cash was paid by Adelphia to close its purchase of network assets from the Company. The Company believes that it has the resources to meet its funding requirements for the quarter ending December 31, 2001. The Company's ability to fund its future operations, capital expenditures and debt service will depend upon its access funding, including its ability to access the capital markets, and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company had previously announced that it was pursuing an additional $300,000 to $500,000 bank credit facility. However, the Company does not expect to obtain this additional bank credit facility. The Company does not have any commitments for additional funding.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The items described above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      During September 2001, the Company further revised its capital spending plan, reducing planned expenditures to $60,000 to $70,000 in the fourth quarter of 2001, $235,000 in 2002, and $200,000 in 2003. The reduced capital expenditures were a result of decreased amounts to be spent on long-haul fiber, elimination of investment in approximately 10 markets, reduction in the further expansion of local fiber rings, decreases in prices for equipment purchases and the sale of assets to Adelphia.

      During October 2001, subsidiaries of the Company sold to subsidiaries of Adelphia certain network and telecommunication assets. The assets sold related to eight markets in Virginia and the northeastern United States. The aggregate purchase price for these transactions was approximately $141,225 plus the assumption of approximately $8,999 of liabilities. During September 2001, the Company received a deposit of $61,225 in consideration for the sale of these assets. On October 1, 2001 an additional $80,000 in cash was received by the Company to close its sale of network assets to Adelphia. The network and telecommunication assets were included in the "Assets held for sale to affiliates" category on the Company's Condensed Consolidated Balance Sheet as of September 30, 2001. For the three and nine months ended September 30, 2001, the eight markets had revenues of $11,988 and $37,187, respectively, and net income of $1,100 and $364, respectively. As the network and telecommunication assets sold to Adelphia constitute businesses contained within legal entities under common control, the sales will be reported as a change in reporting entity. As a result, the Company expects to be recasting its financial statements for the year ended December 31, 2001 to reflect these asset sales for all applicable periods that the network and telecommunication assets were under the common control of Adelphia. The sales price of the network and telecommunication assets was based upon their fair market value. As the transaction was between related parties, the Company received a fairness opinion on the fair market value of the assets. Any gain on the transaction will be recorded as a capital contribution. After excluding the results of the networks associated with these asset sales, the Company would have had revenues and earnings before interest, income taxes, depreciation and amortization ("EBITDA") loss on a consolidated basis of approximately $104,290 and $9,893 respectively, for the quarter ended September 30, 2001.

      On November 9, 2001, Adelphia announced that its Board of Directors had authorized in principle the distribution of Adelphia's 79% common equity interest in the Company to the common stockholders of Adelphia, that the spin-off of Adelphia's equity interests was expected to occur no later than March 31, 2002, and that in connection with the spin-off Adelphia may provide up to $100,000 of additional credit support to the Company's subsidiaries.

2.    Reclassification

      Certain December 31, 2000 amounts have been reclassified to conform with the presentation for the nine months ended September 30, 2001.

3.    Investments:

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

The Company's non-consolidated investments are as follows:


                                         Current
                                        Ownership   December 31,  September 30,
                                        Percentage     2000           2001
                                        ----------  ------------  ------------
Investments accounted for using the equity method:
  PECO-Hyperion (Philadelphia)              50.0%   $     46,725  $     46,725
  PECO-Hyperion (Allentown, Bethlehem,
   Easton,  Reading)                        50.0          11,050        11,050
  Hyperion of York                          50.0           6,525         6,525
                                                    ------------  ------------
                                                          64,300        64,300
Cumulative equity in net loss                            (18,391)      (12,271)
                                                    ------------  ------------
Subtotal                                                  45,909        52,029
Investments accounted for using the
 cost method                                               2,500         2,800
                                                    ------------  ------------
Total                                               $     48,409  $     54,829
                                                    ============  ============


Summarized combined unaudited financial information for the Company's investments, which as of September 30, 2001 were being accounted for using the equity method of accounting follows:


                                           December 31,     September 30,
                                              2000             2001
                                           ------------     ------------
Current assets                             $     26,942     $     35,475
Property, plant and equipment - net             105,420          114,254
Current liabilities                              10,221            6,360
Non current liabilities                          31,010           39,052

                                Nine Months Ended
                                   September 30,
                                2000             2001
                             ----------       ----------

Revenues                     $   44,984       $   63,789
Net income                          313           12,499


4.    Commitments and Contingencies:

      Reference is made to the Liquidity and Capital Resources and Regulations sections of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

5.    Net Loss Per Weighted Average Share of Common Stock:

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

6.    Supplemental Financial Information:

     For the nine months ended September 30, 2000 and 2001, the Company paid interest of $48,625 and $91,889 respectively.

     Accumulated depreciation of property, plant and equipment amounted to $193,214 and $273,235 as of December 31, 2000 and September 30, 2001,
respectively.

     For the nine months ended September 30, 2000 and 2001, the Company recorded non-cash preferred stock dividends of $26,231 and $29,877, respectively.

7.    Restructuring Charges:

      During December 2000, the Company initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January 2001, the Company reduced its national staff by approximately 8% as a result of the Company's revised business plan. Most of the affected employees were located in markets in which the Company has stopped expansion. For the year ended December 31, 2000, the Company recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, the Company recorded a charge of approximately $4,979 to cover additional costs associated with this revised business plan. During the three and nine months ended September 30, 2001, the Company paid $1,278 and $7,623, respectively, associated with the restructuring charge resulting in a liability of $2,776 at September 30, 2001.

8.    Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138,. "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in fair value reflected in the statement of operations or other comprehensive income. As of December 31, 2000 and September 30, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.


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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.
              -------------------------------------------------

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

Overview

      The "Company" or "Adelphia Business Solutions" means Adelphia Business Solutions, Inc. together with its majority-owned subsidiaries, except where the context otherwise requires. Unless the context otherwise requires, references herein to the networks mean (i) the 21 telecommunications networks in operation or under construction as of May 8, 1998, the date of the Company's initial public offering (the "Original Markets"), which are owned by wholly- and majority-owned subsidiaries or by two joint venture partnerships or limited liability companies managed by the Company and in which the Company holds a 50% equity interest with one or more other partners, and are broken into two subcategories: the 13 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 and 1998 (the "Class of 1997/98"), and (ii) the additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are also broken into two subcategories: those which began operations in 1999 (the "Class of 1999") and those which began operations in 2000 (the "Class of 2000"). During December 2000, subsidiaries of the Company sold to a subsidiary of Adelphia certain network and telecommunications assets. The assets sold related to six markets in Virginia, Colorado, California and Ohio which the Company has decided not to pursue as part of the revised business plan. During October 2001, subsidiaries of the Company sold to subsidiaries of Adelphia certain network and telecommunications assets. The assets sold relate to eight markets in Virginia and the Northeastern United States which the Company has decided not to pursue as part of the revised business and capital spending plan. Unless otherwise stated, all historical amounts and network or market information presented in this Form 10-Q for periods ending on or before September 30, 2001 include results for the eight markets sold to Adelphia on October 1, 2001.

      Adelphia Business Solutions provides facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications services providers. The Company currently offers a full range of communications services in 75 markets through its collection of high-bandwidth, local and long-haul network assets. The Company provides customers with communications services such as local switch dial tone (also known as local phone service), long distance service, high-speed data transmission, and Internet connectivity. The customers have a choice of receiving these services separately or as bundled packages which are typically priced at a discount when compared to the price of the separate services. The Company's objective is to take advantage of the improved economic returns and better customer service from providing services "on-net," or over the Company's own network.

      A summary of the Company's non-financial statistical information as of September 30, 2001 follows:

                                                               Active
                                                              ---------
        Local Route Miles                                         9,536
        Fiber Strand Miles                                      562,188
        Long-Haul Route Miles                                     7,879
        Buildings Connected on-network with owned facilities      3,135
        Central Offices Connected on-network                        309
        Lucent 5ESS Voice Switches                                   27
        Data Switches                                                26
        Sales Employees                                             493
        Total Employees                                           2,523
        Customers, including joint ventures                      39,264
        Average monthly revenue per customer                     $1,071



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

      During September 2001, the Company further revised its capital spending plan, reducing planned expenditures to $60,000 to $70,000 in the fourth quarter of 2001, $235,000 in 2002, and $200,000 in 2003. The reduced capital expenditures were a result of decreased amounts to be spent on long-haul fiber, elimination of investment in approximately 10 markets, reduction in the further expansion of local fiber rings, decreases in prices for equipment purchases and the sale of assets to Adelphia.

      During October 2001, subsidiaries of the Company sold to subsidiaries of Adelphia certain network and telecommunication assets. The assets sold related to eight markets in Virginia and the northeastern United States. The aggregate purchase price for these transactions was approximately $141,225 plus the assumption of approximately $8,999 of liabilities. During September 2001, the Company received a deposit of $61,225 in consideration for the sale of these assets. On October 1, 2001 an additional $80,000 in cash was received by the Company to close its sale of network assets to Adelphia. The network and telecommunication assets were included in the "Assets held for sale to affiliates" category on the Company's Condensed Consolidated Balance Sheet as of September 30, 2001. For the three and nine months ended September 30, 2001, the eight markets had revenues of $11,988 and $37,187, respectively, and net income of $1,100 and $364, respectively. As the network and telecommunication assets sold to Adelphia constitute businesses contained within legal entities under common control, the sales will be reported as a change in reporting entity. As a result, the Company expects to be recasting its financial statements for the year ended December 31, 2001 to reflect these asset sales for all applicable periods that the network and telecommunication assets were under the common control of Adelphia. The sales price of the network and telecommunication assets was based upon their fair market value. As the transaction was between related parties, the Company received a fairness opinion on the fair market value of the assets. Any gain on the transaction will be recorded as a capital contribution. After excluding the results of the networks associated with these asset sales, the Company would have had revenues and earnings before interest, income taxes, depreciation and amortization ("EBITDA") loss on a consolidated basis of approximately $104,290 and $9,893 respectively, for the quarter ended September 30, 2001.

      On November 9, 2001, Adelphia announced that its Board of Directors had authorized in principle the distribution of Adelphia's 79% common equity interest in the Company to the common stockholders of Adelphia, that the spin-off of Adelphia's equity interests was expected to occur no later than March 31, 2002, and that in connection with the spin-off Adelphia may provide up to $100,000 of additional credit support to the Company's subsidiaries.


Results of Operations

Three Months Ended September 30, 2001 in Comparison with Three Months Ended September 30, 2000

      Revenues increased 24% to $116,278 for the three months ended September 30, 2001, from $93,551 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Class of 1996 Markets                       $        8,110
        Growth in Class of 1997/98 Markets                             4,942
        Growth in Class of 1999 Markets                                6,315
        Growth in Class of 2000 Markets                                2,730
        Management fees                                                  630

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                Three Months
                                                    Ended
                                                September 30,
                                                 2000   2001
                                                -------------
        Voice services                           71.4%  69.5%
        Data and dedicated access services       18.4%  25.4%
        Management fees                           1.0%   1.3%
        Other                                     9.2%   3.8%


      Network operations expense increased 8% to $54,765 for the three months ended September 30, 2001 from $50,893 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Original Markets                                      $       (2,779)
        Expansion Markets                                              6,900
        Network Operations Control Center ("NOCC")                      (249)

      The increase in network operations expense was due to start up costs in the Company's Expansion Markets as regional switches and network rings were activated, combined with start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks compared to the prior year period resulted in increased employee related costs, equipment maintenance costs and expansion costs.

      Selling, general and administrative expense were relatively unchanged for the three months ended September 30, 2001 at $67,112 compared to $67,205 for the same quarter in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Markets                                     $        4,341
        Sales and marketing and corporate activities                  (5,349)
        Non-cash stock compensation                                      915


      Depreciation and amortization expense increased 119% to $59,368 during the three months ended September 30, 2001 from $27,103 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest income for the three months ended September 30, 2001 decreased to $238 from $1,247 for the same quarter in the prior year primarily as a result of decreases in interest income from lower amounts of cash and cash equivalents throughout the quarter.

      Interest income-affiliate for the three months ended September 30, 2001 was zero as compared to zero for the same quarter in the prior year as a result of no demand advances outstanding to Adelphia during either period.

      Interest expense increased 130% to $33,450 during the three months ended September 30, 2001 from $16,748 for the same period in the prior year. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Interest expense-affiliate increased to $9,442 during the three months ended September 30, 2001 from $2,191 for the same period in the prior year as a result of increased outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Equity in net income of joint ventures for the three months ended September 30, 2001 was $2,985 as compared to $381 for the same quarter in the prior year.

      The number of joint ventures paying management fees to the Company was three at September 30, 2000 and 2001. In addition, the properties sold to Adelphia during December 2000 are paying management fees to the Company. These non-consolidated joint ventures and Adelphia networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $1,522 for the three months ended September 30, 2001, as compared with $893 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures, for the three months ended September 30, 2000 and 2001, had a net income of approximately $551 and $6,228, respectively.

      Preferred stock dividends increased by 14% to $10,276 for the three months ended September 30, 2001 from $9,053 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Nine Months Ended September 30, 2001 in Comparison with Nine Months Ended September 30, 2000

      Revenues increased 41% to $343,562 for the nine months ended September 30, 2001, from $243,066 for the same period in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Class of 1996 Markets                       $       46,544
        Growth in Class of 1997/98 Markets                            12,226
        Growth in Class of 1999 Markets                               27,380
        Growth in Class of 2000 Markets                                8,878
        Acquisition of local partner interests                         3,113
        Management fees                                                2,355

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                 Nine Months
                                                    Ended
                                                September 30,
                                                 2000   2001
                                                -------------

        Voice services                           73.3%  68.8%
        Data and dedicated access services       18.7%  22.9%
        Management fees                           1.3%   1.6%
        Other                                     6.7%   6.7%


      Network operations expense increased 41% to $177,390 for the nine months ended September 30, 2001 from $126,286 for the same period in the prior year.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Original Markets                            $       10,070
        Acquisition of local partner interests                           679
        Expansion Markets                                             40,129
        Network Operations Control Center ("NOCC")                       226

      The increase in network operations expense was due to start up costs in the Company's Expansion Markets as regional switches and network rings were activated, combined with start up costs in the Company's Original Markets associated with the Company data and internet access products. The increased number and size of the operations of the networks, compared to the prior year period, resulted in increased employee related costs, equipment maintenance costs and expansion costs.

      Selling, general and administrative expenses increased 4% to $196,910 for the nine months ended September 30, 2001 from $189,399 for the same period in the prior year, primarily reflecting the growth in the Expansion Markets.

                                                                 Amounts
        The change is attributable to the following:          (in thousands)
                                                              --------------
        Growth in Markets                                     $       11,787
        Acquisition of local partner interests                         1,287
        Sales and marketing and corporate activities                  (6,399)
        Non-cash stock compensation                                      836


      Restructuring charges for the nine months ended September 30, 2001, were $4,979 as compared to zero for the same period in the prior year primarily as a result of the Company's revised business plan.

      Depreciation and amortization expense increased 79% to $131,062 during the nine months ended September 30, 2001 from $73,230 for the same period in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest income for the nine months ended September 30, 2001 decreased 48% to $1,381 from $2,671 for the same period in the prior year primarily as a result of decreases in interest income from lower amounts of cash and cash equivalents throughout the period.

      Interest income-affiliate for the nine months ended September 30, 2001 was zero as compared to $6,282 for the same period in the prior year as a result of no demand advances outstanding to Adelphia during the current period.

      Interest expense increased 108% to $88,709 during the nine months ended September 30, 2001 from $42,751 for the same period in the prior year. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Interest expense-affiliate increased to $22,250 for the nine months ended September 30, 2001 from $2,191 for the same period in the prior year as a result of increased outstanding borrowings on the Company's joint credit facility with other subsidiaries of Adelphia.

      Equity in net (loss) income of joint ventures for the nine months ended September 30, 2001 was $6,121 as compared to ($70) for the same period in the prior year.

      The number of joint ventures paying management fees to the Company was three at September 30, 2000 and 2001. In addition, the properties sold to Adelphia during December 2000 are paying management fees to the Company. These non-consolidated joint ventures and Adelphia networks paid management and monitoring fees to the Company, which are included in revenues, aggregating approximately $5,483 for the nine months ended September 30, 2001, as compared with $3,129 for the same period in the prior fiscal year. The nonconsolidated joint ventures, for the nine months ended September 30, 2000 and 2001, had a net income of approximately $313 and $12,499, respectively.

      Preferred stock dividends increased by 14% to $29,877 for the nine months ended September 30, 2001 from $26,321 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Forward Looking Guidance

      The Company expects that for the quarter ending December 31, 2001, consolidated revenues will be approximately $115,000 to $120,000 and consolidated positive EBITDA will be approximately $2,000 to $5,000. These expectations include the Company's estimate of the effect of the revised business plan, the general economic downturn affecting the United States economy and its effect on the Company's customers and vendors, and the sale of assets to Adelphia which closed on October 1, 2001.

Supplementary Network Financial Analysis

      At September 30, 2001, 54 of the 75 operational markets had been in operation for thirty-three months or less, while the remaining 21 markets have been in operation for more than thirty-three months. In order to provide an additional measure of the financial position, growth and performance of the Company and its networks, management analyzes and aggregates operational markets based on the year or years in which the markets became operational. The Original Markets, including nonconsolidated joint ventures, are broken down into two categories, those which began operations in 1996 or before and those which began operations in 1997 or 1998. The Expansion Markets are also broken down into two categories, those markets which began operations in 1999 and those markets which began operations in 2000. The following table provides information relating to the aggregation of those markets. This financial information, however, is not indicative of the Company's overall historical financial position or results of operations.

                             Quarter Ended September 30, 2001                         Quarter Ended June 30, 2001
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class     Class     Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
Revenue ........... $ 88,281  $ 20,374  $ 25,144  $  2,835   $  136,634  $  90,775  $ 18,101  $ 24,710  $  3,768  $  137,354

Direct Operating
 Expenses .........   22,475     5,339    24,422     3,701       55,937     27,127     6,405    27,319     3,336      64,187
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   65,806    15,035       722      (866)      80,697     63,648    11,696    (2,609)      432      73,167
Gross Margin
 Percentage .......    74.5%     73.8%      2.9%    (30.5%)       59.1%      70.1%     64.6%    (10.6%)    11.5%       53.3%

Sales, General
 and Administrative
 Expenses .........   29,752     6,854    18,465     3,890       58,961     26,076     5,054    19,217     4,590      54,937
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 36,054  $  8,181  $(17,743) $ (4,756)  $   21,736  $  37,572  $  6,642  $(21,826) $ (4,158) $   18,230
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    40.8%     40.2%    (70.6%)  (167.8%)       15.9%      41.4%     36.7%    (88.3%)  (110.4%)      13.3%
                      September 2001 Quarter vs. June 2001 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                               Original Expansion
                                 Markets Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------
Revenues ...........   (2.7%)    12.6%      1.8%    (24.8%)       (0.5%)

Direct Operating
 Expenses ..........  (17.2%)   (16.6%)   (10.6%)    11.0%       (12.9%)
                    --------  --------  --------  --------   ----------

Gross Margin .......    3.4%     28.6%      NM(c)     NM(c)       10.3%

Sales, General
 and Administrative
 Expenses .........    14.1%     35.6%     (3.9%)   (15.3%)        7.3%
                    --------  --------  --------  --------   ----------
EDITDA before
 allocation of
 Corporate
 Overhead (b) ......   (4.0%)    23.2%     18.7%    (14.4%)       19.2%
                    --------  --------  --------  --------   ----------

(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, which includes non-consolidated joint ventures, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $14.8 million in the September 2001 quarter and $14.4 million in the June 2001 quarter. Amounts presented include results for the networks sold to Adelphia on October 1, 2001.

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

(c) Not meaningful.

                            Quarter Ended September 30, 2001                     Quarter Ended September 30, 2000
                   ----------------------------------------------------  ---------------------------------------------------
                         Original          Expansion                           Original           Expansion
                         Markets            Markets                            Markets             Markets
                    ------------------   -----------------               ------------------   -----------------
(dollars in           Class     Class     Class    Class       Total       Class     Class     Class    Class       Total
 thousands)            of         of       of        of      Operating       of       of         of       of      Operating
                      1996     1997/98    1999      2000     Results(a)     1996    1997/98     1999     2000     Results(a)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
Revenue ........... $ 88,281  $ 20,374  $ 25,144  $  2,835   $  136,634  $  77,261  $ 14,061  $ 18,829  $    105  $  110,256

Direct Operating
 Expenses .........   22,475     5,339    24,422     3,701       55,937     20,933     6,575    23,986       879      52,373
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------

Gross Margin ......   65,806    15,035       722      (866)      80,697     56,328     7,486    (5,157)     (774)     57,883

Gross Margin
 Percentage .......    74.5%     73.8%      2.9%    (30.5%)       59.1%      72.9%     53.2%    (27.4%)     NM(c)      52.5%

Sales, General
 and Administrative
 Expenses .........   29,752     6,854    18,465     3,890       58,961     29,665     4,921    21,689     3,519      59,794
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA before
 allocation of
 Corporate
 Overhead (b) ..... $ 36,054  $  8,181  $(17,743) $ (4,756)  $   21,736  $  26,663  $  2,565  $(26,846) $ (4,293) $   (1,911)
                    --------  --------  --------  --------   ----------  ---------  --------  --------  --------  ----------
EBITDA as a
 Percentage
 of Revenues ......    40.8%     40.2%    (70.6%)  (167.8%)       15.9%      34.5%     18.2%   (142.6%)     NM(c)      (1.7%)
                     September 2001 Quarter vs. September 2000 Quarter
                               Percentage Change Comparison
                    ---------------------------------------------------
                               Original Expansion
                                 Markets Markets
                    ------------------   -----------------
Percent Change        Class     Class     Class    Class       Total
 Comparison            of         of       of        of      Operating
                      1996     1997/98    1999      2000     Results(a)
                    --------  --------  --------  --------   ----------
Revenues ..........    14.3%     44.9%     33.5%      NM(c)       23.9%

Direct Operating
 Expenses .........     7.4%    (18.8%)     1.8%      NM(c)        6.8%
                    --------  --------  --------  --------   ----------

Gross Margin ......    16.8%    100.8%      NM(c)     NM(c)       39.4%

Sales, General
 and Administrative
 Expenses .........     0.3%     39.3%    (14.9%)     NM(c)       (1.4%)
                    --------  --------  --------  --------   ----------
EDITDA before
 allocation of
 Corporate
 Overhead (b) .....    35.2%    218.9%     33.9%      NM(c)        NM(c)
                    --------  --------  --------  --------   ----------

(a) Table 2 summarizes operating results before the allocation of corporate overhead for Adelphia Business Solutions' Original and Expansion Markets, which includes non-consolidated joint ventures, grouped by the year or years in which operations commenced. Operating results are presented before an allocation of corporate overhead for network operating control center, engineering and other administrative support functions totaling $14.8 million in the September 2001 quarter and $16.2 million in the September 2000 quarter. Amounts presented include results for the networks sold to Adelphia on October 1, 2001.

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

(c) Not meaningful.

Liquidity and Capital Resources

      The development of the Company's business and the installation and expansion of the networks, as well as the development of new markets, combined with the construction and expansion of the Company's network operations control center ("NOCC"), have resulted in substantial capital expenditures and investments during the past several years. Capital expenditures by the Company were $476,939 and $370,186 for the nine months ended September 30, 2000 and 2001, respectively. Further, investments made by the Company in nonconsolidated joint ventures were $10,375 and $300 for the nine months ended September 30, 2000 and 2001, respectively. The decrease in capital expenditures for the nine months ended September 30, 2001 as compared with the same period in the prior fiscal year is largely attributable to the revised business plan announced during December 2000.

      The Company has experienced negative operating and investing cash flow since its inception. A combination of operating losses, substantial capital investments required to build the Company's networks and NOCC, debt service payments, and incremental investments in the joint ventures has historically resulted in substantial negative cash flow. Expansion of the Company's Original Markets, the development of Expansion Markets and additional investment in new products and services will require significant capital expenditures. The Company's operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in the Company's networks, (ii) the expansion and improvement of the Company's NOCC and Original Markets, (iii) the design, construction and development of the Expansion Markets and (iv) strategic further investments in the operation and development of the Original Markets. The Company has made substantial capital investments and investments in joint ventures in connection with the installation of 5ESS switches in all of its Original Markets and certain key Expansion Markets. To date, the Company has installed switches in all of its Original Markets and plans to provide such services in all of its Expansion Markets on a standard switching platform based on Lucent 5 switch technology.

      The Company has historically funded the substantial deficit between cash generated from operations and its cash needs through a combination of issuances of debt securities, issuances of common stock, short term advances and borrowings from Adelphia, asset sales to Adelphia and borrowings under the $500,000 bank credit facility. During the September 2001 quarter, the Company funded its free cash flow deficit with draws from the $500,000 bank credit facility and a deposit on asset sales to Adelphia which closed on October 1, 2001. Under its current business plan, the Company estimates that a total of approximately $395,000 will be required to fund the Company's capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from October 1, 2001 through September 30, 2002, of which approximately $85,000 will be required through December 31, 2001. For information regarding recent transactions affecting the Company's liquidity and capital resources, see "Recent Developments." Even if the Company made further cutbacks in its current business plan to develop its markets, the Company would still incur substantial cash deficits that would require additional funding during these periods.

      To fund its projected cash needs as well as future deficits, the Company is continuing to explore additional sources of liquidity. As of September 30, 2001, approximately $5,915 was available under the $500,000 bank credit facility with approximately $19,406 in cash on hand, including restricted cash, and on October 1, 2001 an additional $80,000 in cash was paid by Adelphia to close its purchase of network assets from the Company. The Company believes it has the resources to meet its funding requirements for the quarter ending December 31, 2001. The Company's ability to fund its future operations, capital expenditures and debt service will depend upon its access to funding, including its ability to access the capital markets, and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. The Company has been pursuing but currently does not expect to obtain the additional $300,000 to $500,000 bank credit facility previously discussed.

      The Company does not have any commitments for additional funding. There can be no assurance (i) that additional funding will become available to the Company on either a short term or long term basis, (ii) that the terms of any additional funding would not be materially adverse to the Company including substantial interest rates, the imposition of restrictive covenants, the pledging of assets, the sale of assets, the dilution of existing stockholders' interest or otherwise, (iii) that the Company will not be required to consider further revisions to its business plan and reductions in capital and other expenditures, the sale of assets or other strategic alternatives, or (iv) that the Company's future cash requirements will not vary significantly from those presently planned due to a variety of factors including failure to generate anticipated revenues, acquisition of additional networks, continued acquisition of increased ownership in its networks, material variances from expected capital expenditure requirements for the Original Markets and the Expansion Markets and development of the LMDS or the 39 Ghz spectrum.

      On November 9, 2001, Adelphia announced that its Board of Directors had authorized in principle the distribution of Adelphia's 79% common equity interest in the Company to the common stockholders of Adelphia, that the spin-off of Adelphia's equity interests was expected to occur no later than March 31, 2002, and that in connection with the spin-off Adelphia may provide up to $100,000 of additional credit support to the Company's subsidiaries.


Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. As of December 31, 2000 and September 30, 2001, the Company did not hold any derivative instruments. Accordingly, the adoption of this statement did not have an effect on the Company's consolidated results of operations or financial position.

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


      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

Competition

      The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future.

      In each of the markets served by the Company's networks, the services offered by the Company compete principally with the services offered by the incumbent local exchange carrier ("ILEC") serving that area. ILECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. The Telecommunications Act of 1996 (the "Telecommunications Act") and associated federal and state regulatory initiatives are intended to provide increased business opportunities to competitive local exchange carriers ("CLECs") such as the Company. However, regulators may provide ILECs with increased pricing flexibility for their services or other significant regulatory relief, as competition increases or for other reasons. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide long distance service originating in one or more states by fulfilling the market opening provisions of the Telecommunications Act, the RBOC may be able to offer "one stop shopping" that would be competitive with the Company's offerings. To date, the FCC has approved applications for such authority for Verizon (formerly Bell Atlantic) in New York, Massachusetts and Pennsylvania, and for SBC in Texas, Oklahoma, Kansas and Connecticut. These approvals may well result in decreased market share for the major inter-exchange carriers ("IXCs"), which are among the operating companies' significant customers. Any of these results could have an adverse effect on the Company.

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

      The Company also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, ILECs which are not subject to RBOC restrictions on long distance, AT&T, WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition carriers such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's ownership of various cable companies may enable it to exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although the Company has generally good relationships with existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use the Company's services when entering the market for local exchange services.

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


Federal Legislation and Regulation

      The Telecommunications Act enacted establishes local exchange competition as a national policy. This act is intended to remove state and local regulatory barriers to competition. To do so, it imposes numerous requirements to facilitate the provision of local telecommunications services by multiple providers. For example carriers interconnect their networks, transfer their customers' telephone numbers to each other when customers change carriers, and may agree to compensate each other for local traffic they exchange. ILECs have additional duties, such as providing competitors with network interconnection at any technically feasible point, with access to unbundled network elements, and to make available collocation at ILEC premises, among other things. Finally, the FCC is responsible for implementing and presiding over rules relating to these requirements as well as universal service subsidies, charges for access to long distance carriers, access to buildings, customer privacy, and services for the disabled.

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

      Many CLECs have experienced difficulties with the ILECs' fulfillment of their duties with respect to provisioning, interconnection, rights-of-way, collocation and implementing the systems used by CLECs to order and receive unbundled network elements and wholesale service from the ILECs. Coordination with ILECs is necessary for new carriers such as the Company to provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for RBOCs to cooperate with new carriers, allowing the RBOCs to offer long distance services originating in their region, if the RBOC satisfies statutory conditions designed to open their local markets to competition. Increasingly, however, ILECs may not view that incentive as sufficient to justify willing compliance with their obligations under the Telecommunications Act. Moreover, the Company cannot be assured that RBOCs will be accommodating to the Company's networks once they are permitted to offer long distance service as they have thus far in New York, Massachusetts, Pennsylvania, Texas, Oklahoma, Kansas and Connecticut. If the Company's networks cannot obtain the cooperation of an RBOC for any reason, the Company's networks' ability to offer local services in such region on a timely and cost effective basis would be adversely affected.

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

      ILECs generally contest the claim that the obligation to pay reciprocal compensation to CLECs applies to local telephone calls terminating to internet service providers ("ISPs"). The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Most states have required ILECs to pay ISPs reciprocal compensation. The FCC accepted this logic, but ruled that this general conclusion did not supercede any state ruling that compensation is required under a particular contract or prevent a state from imposing compensation on a prospective basis. On March 24, 2000, a federal court of appeals vacated the ruling and remanded the issue to the FCC for further consideration. On April 27, 2001, the FCC released an order in which it held that ISP-bound calls should not be subject to inter-carrier compensation; the FCC also held that, because of existing compensation arrangements, the transition to a compensation-free regime will be phased in over three years, during which time compensation rates for ISP-bound calls will be capped at gradually decreasing rates. Significantly, for an ILEC to receive the benefit of the capped rates during the three-year transition period, it must agree to exchange all traffic at these rates. If an ILEC refuses to accept the lower rates for all calls (including calls that a CLEC sends to the ILEC), then ISP-bound calls are to be compensated for like any other traffic. In addition, the FCC capped the number of minutes for which a CLEC may receive compensation in a given state, at the number of minutes received in the first quarter of 2001 (annualized), plus a 10% growth factor. The FCC's ruling is on appeal. If upheld or remanded to the FCC on a bases favorable to the ILECs, the FCC's order and/or subsequent court and/or state rulings could affect the costs incurred by ISPs and CLECs and the demand for their offerings. An unfavorable outcome may affect the Company's potential future revenues. The Company expects reciprocal compensation revenues going forward to decrease by approximately 50% to 70% as a result of the FCCs recent ruling.

      Several ILECs have initiated legislative efforts to remove certain obligations imposed in the Telecommunications Act with respect to RBOC-provisioned high-speed data services, including, among other things, the obligation to unbundle and offer for resale such services. In addition, the ILECs are seeking to provide high-speed data services on an interLATA basis without first opening their markets to competition in accordance with the Telecommunications Act. The FCC reaffirmed in late 1999 that such services are subject to the resale and unbundling obligations of the Telecommunications Act. Following court review and additional FCC proceedings, the question of the proper regulatory classification of, and regulatory obligations associated with, ILEC provision of high-speed data service remains pending at the FCC. In addition, there are numerous bills being considered by Congress which would deregulate advanced services. These outcomes could have a material adverse effect on the Company.

      Any of the regulatory changes discussed above could require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the networks can continue to obtain and maintain interconnection agreements on terms acceptable to them in every state.

      The FCC also manages universal service subsidies for rural, high-cost, and low-income markets, qualifying schools and libraries and services provided to rural health care providers. It currently assesses the Company's revenues for such payments and other subsidies on the basis of prior year analyses. Various states also implement their own universal service programs and other assesssment obligations to which the Company is subject.

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

      The FCC also presides over ongoing proceedings addressing a variety of other matters, including number portability, Internet-Protocol, telephony, slamming, rights of way, building access, numbering resources, pole attachments, customer privacy, wire tapping, and services to the disabled. The outcome of any such proceedings may adversely affect the Company and its ability to offer service in competition with LECs. With respect to pole attachments, in particular, the FCC regulations currently cap rental fees that may be assessed by electric utilities and others. The FCC has reaffirmed its approach, but the matter is on appeal. In the event the courts reject the FCC's position, such an outcome could have a material effect on the Company.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company uses fixed rate debt, redeemable preferred stock and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These financing arrangements expose the Company to market risk related to changes in interest rates. The Company has no involvement with derivative financial instruments and does not use them for trading purposes. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2001.


                                             Expected Maturity
                                 --------------------------------------------
                                                                                                       Fair
                                   2002    2003     2004      2005     2006   Thereafter    Total      Value
                                 -----------------------------------------------------------------------------
Fixed Rate Public Debt and
Redeemable Preferred Stock:      $  ---   $303,840 $250,000  $  ---   $  ---   $627,360   $1,181,200  $500,084
  Average Interest Rate           12.55%    12.45%   12.41%   12.45%   12.45%    12.75%         ---       ---

Fixed Rate Non Public Debt       $  ---   $  1,971 $  2,628  $32,851  $56,242  $400,393   $  494,085  $494,085
  Average Interest Rate           12.50%    12.50%   12.50%   12.50%   12.50%    12.50%         ---       ---

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on August 7, 2001. At such meeting, eight (8) directors were elected by a vote of the holders of Class A Common Stock, Class B Common Stock and 12 7/8% Preferred Stock, voting together. The results of voting at that meeting are as follows:

---------------------------------------------------------------------------
Director Elected    Class of Stock        Vote For     Votes       Broker
                                                      Against     Non-Votes
---------------------------------------------------------------------------
---------------------------------------------------------------------------

---------------------------------------------------------------------------
---------------------------------------------------------------------------
John J. Rigas       Class A Common       45,187,524   1,074,707       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred        87,570     132,405       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Michael J. Rigas    Class A Common       45,187,524   1,074,707       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred        87,570     132,405       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Timothy J. Rigas    Class A Common       45,187,524   1,074,707       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred        87,570     132,405       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
James P. Rigas      Class A Common       45,187,524   1,074,707       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred        87,570     132,405       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Pete J. Metros      Class A Common       46,081,074     181,157       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred       217,140       2,835       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
James L. Gray       Class A Common       46,081,074     181,157       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred       217,140       2,835       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Peter L. Venetis    Class A Common       46,081,074     181,157       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred       217,140       2,835       0
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Edward S. Mancini   Class A Common       46,081,074     181,157       0
                    Class B Common      858,310,400           0       0
                    12 7/8% Preferred       217,140       2,835       0
---------------------------------------------------------------------------

Item 5.  Other Information

     The attached Exhibit 99.01 provides certain financial and business information of the Company for the three months ended September 30, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated April 15, 1996 with respect to the 13% Senior Discount Notes.

     The attached Exhibit 99.02 provides certain financial and business information of the Company for the three months ended September 30, 2001, pursuant to Section 4.03(a)(iii) of the Indenture dated August 27, 1997 with respect to the 12 1/4% Senior Secured Notes.

     The attached Exhibit 99.03 provides certain financial and business information of the Company for the three and nine months ended September 30, 2001.


Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

        Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

        Exhibit 99.03     Press Release dated November 12, 2001

(b)  Reports on Form 8-K:

     During the three months ended September 30, 2001, the Company filed a report on Form 8-K on September 5, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADELPHIA BUSINESS SOLUTIONS, INC.
                                      (Registrant)



Date:  November 13, 2001              By:  /s/ Timothy J. Rigas
                                         ----------------------
                                         Timothy J. Rigas
                                         Vice Chairman, Chief Financial Officer
                                          (authorized officer), Chief Accounting
                                          Officer and Treasurer

                                Index to Exhibits


          Exhibit 99.01 "Schedule E - Form of Financial Information and Operating Data of the Subsidiaries and the Joint Ventures Presented by Cluster".

          Exhibit 99.02 "Schedule F - Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures".

          Exhibit     99.03 Press Release dated November 12, 2001

                                                                 Exhibit 99.01
                              SCHEDULE E

                   Adelphia Business Solutions, Inc.

           Form of Financial Information and Operating Data
    Of the Subsidiaries and the Joint Ventures Presented by Cluster

Data presented for the quarter ended:           9/30/01
                                                                                       ***
Unaudited                                                                              Other
                                        North East    Mid-Atlantic     Mid-South      Markets         Total
FINANCIAL DATA (dollars in thousands):
Total Revenue                         $   22,133.6    $   66,003.0   $  25,216.1   $  23,281.3   $  136,634.0
Total Capital Expenditures            $   16,982.2    $   37,590.1   $  16,798.8   $  49,396.6   $  120,767.7
Total EBITDA                          $    4,283.6    $   13,070.2   $    (605.3)  $     648.7   $   17,397.2

Gross PP&E                            $  122,437.8    $  858,378.8   $ 351,656.9   $ 780,350.4   $2,112,823.9

Proportional Revenue*                 $   22,133.6    $   55,063.6   $  25,216.1   $  23,281.3   $  125,694.6
Proportional Capital Expenditures*    $   16,982.2    $   36,111.9   $  16,798.8   $  49,396.6   $  119,289.5
Proportional EBITDA*                  $    4,283.6    $    7,236.4   $    (605.3)  $     648.7   $   11,563.4

Proportional Gross PP&E*              $  122,437.8    $  774,350.7   $ 351,656.9   $ 780,350.4   $2,028,795.8

STATISTICAL DATA Increase for September 30, 2001:
Markets in Operation                           ---             ---           ---           ---            ---
Route Miles                                    105             154            22            71            352
Fiber Miles                                    744          10,862         1,568         8,729         21,903
Buildings connected                             47              83            43            26            199
LEC-Cos collocated**                             4               9             6             6             25
Voice Grade Equivalent Circuits             47,040         124,320       134,400       166,656        472,416

As of June 30, 2001:
Markets in Operation***                         15              30            15            15             75
Route Miles                                  3,686           5,945         4,484         4,559         18,674
Fiber Miles                                105,239         265,575       113,192       170,885        654,891
Buildings connected                            886           1,008           633           591          3,118
LEC-Cos collocated**                            31             107            85            66            289
Voice Grade Equivalent Circuits            493,920       1,920,576       919,968       817,152      4,151,616

As of September 30, 2001:
Markets in Operation                            15              30            15            15             75
Route Miles                                  3,791           6,099         4,506         4,630         19,026
Fiber Miles                                105,983         276,437       114,760       179,614        676,794
Buildings connected                            933           1,091           676           617          3,317
LEC-Cos collocated**                            35             116            91            72            314
Voice Grade Equivalent Circuits            540,960       2,044,896     1,054,368       983,808      4,624,032

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

                          SCHEDULE F

              Adelphia Business Solutions, Inc.

       Form of Financial Information and Operating Data of the Pledged Subsidiaries and the Joint Ventures

Data presented for the quarter ended:                             9/30/01

                          Unaudited

                                                                   Total
FINANCIAL DATA (dollars in thousands)(a):
Total Revenue                                                  $  33,891.3
Total Capital Expenditures                                     $   8,131.1
Total EBITDA                                                   $   8,513.7

 Gross Property, Plant & Equipment                             $ 437,233.0

STATISTICAL DATA(b):
As of September 30, 2001:
Markets in Operation                                                     6
Route Miles                                                          3,017
Fiber Miles                                                        114,512
Buildings connected                                                  1,192
LEC-COs collocated                                                      54
Voice Grade Equivalent Circuits                                  1,534,848

(a) Financial Data represents 100% of the operations of all entities except Adelphia Business Solutions of Florida, which is reflected at its ownership in the Jacksonville network, which is 20%.
(b) Statistical Data represents 100% of operating data for all entities.